Form 10KSB40
period 1998-12-31
TERAGLOBAL COMMUNICATIONS CORP
filed 1999-03-30
CIK 1071876

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

               X  ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE
              ---        SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1998

                _____ TRANSITION REPORT PURSUANT TO SECTION 13 or
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-25115

                         TERAGLOBAL COMMUNICATIONS CORP.
           (Name of Small Business Issue as specified in its charter)

                  WYOMING                              33-0827963
(State or Other Jurisdiction of Incorporation)     (I.R.S. Employer
                                                   Identification No.)

              225 BROADWAY, SUITE 1600, SAN DIEGO, CALIFORNIA 92101
               (Address of Principal Executive Offices) (Zip Code)

                                 (619) 231-0555
               Registrant's Telephone Number, including Area Code

         Securities registered under Section 12(b) of the Exchange Act:
                                      None

         Securities registered under Section 12(g) of the Exchange Act:
                          Common Stock, par value $.001

         Check whether the Registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      No  X .
    ---     ---

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosures will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K-SB or any amendment to this Form 10-K-SB X

         The Registrant generated revenues of $284,515 for the fiscal year ended December 31, 1998.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 15, 1999 was $101,816,964. For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of Registrant were "held by affiliates." This assumption is not to be deemed to be an admission by such persons that they are affiliates of Registrant.

         As of March 15, 1999, the registrant had outstanding 17,933,093 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Proxy Statement relating to its 1999 Annual Meeting of Shareholders are incorporated by reference into Part III of this report. The Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 1999.
           Transitional Small Business Disclosure Format: Yes     No  X
                                                              ---    ---

                                     PART I

         THE BUSINESS SECTION AND OTHER PARTS OF THIS FORM 10-KSB CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SUBSECTION ENTITLED "RISK FACTORS THAT MAY AFFECT OPERATING RESULTS" UNDER PART II, ITEM 6 OF THIS ANNUAL REPORT ON FORM 10-KSB.

ITEM 1.  BUSINESS.

OVERVIEW

         TeraGlobal Communications Corp., a Wyoming corporation (the "Company") is a communications technology company. The Company's principal executive offices are located at 225 Broadway Street, Suite 1600, San Diego, California, 92101 and its telephone number is (619) 231-0555.

         The Company was organized in 1997 under the name Video Stream, Inc. In October 1997, the Company merged into Triple "D" Court, a Wyoming corporation. Triple "D" Court was a non-reporting company whose shares traded on the OTC Market maintained by NASDAQ. Triple "D" Court was not conducting business operations at the time of the merger. On November 25, 1998 the Company filed a Registration Statement on Form 10-SB with the Securities and Exchange Commission to voluntarily become a reporting company.

         The Company designs and markets microprocessor and software-based products and services for real time communication and collaboration, including the sharing of voice, video and data ("VVD"). The Company's revenues to date have come exclusively from sales of existing, developed videoconferencing products to the business, education and government markets.

         The Company's business focus is the development of a next generation communication service that delivers guaranteed network access in a real-time two-way fashion. The communication service is delivered over a patent pending network topology that allows multiple point-to-point and multiple point-to-multpoint communication simultaneously. The service will allow users to collaborate and deliver training on any subject matter using a variety of media, including text, data, graphics, audio, video, virtual reality and 3-D graphics.

         During 1998 the Company completed a series of transactions that resulted in the acquisition of intellectual property, an existing product base, and corporate infrastructure. During July 1998 the Company acquired all of the membership interests of ISG Acquisition, LLC, a Delaware limited liability company. ISG Acquisition LLC was a special purpose limited liability company that had been formed to acquire any intellectual property owned by Interactive Solutions Group, Inc., a North Carolina corporation engaged in the development of interactive communications technology markets. In August 1998 the Company acquired substantially all of the outstanding Common Stock of TechnoVision, Communications, Inc., a Georgia corporation. TechnoVision Communications, Inc. was engaged in the sale of videoconferencing products to the business, medical and education markets, including the products that are currently sold under the TeraCONFERENCE-TM-and The POTS Box-TM- brand names. In a transaction completed in December 1998, the Company acquired assets and employees in hardware design and engineering from Design Analysis Associates, Inc. a Utah corporation. Further information about these acquisitions can be found below under the heading "Corporate History and Acquisitions" which information is incorporated herein by this reference.

         The purpose of the Company's acquisitions was the establishment of a group of intellectual property, products and employees necessary to develop a next generation communications collaboration system. The Company has substantially completed development of its product, code named TeraCOM. The Company shipped initial units to customers in the first quarter of 1999. Additional information concerning the development of TeraCOM can be found below under the headings "Products Under Development", "Key Features and Technology" and "Sales and Marketing" which information is incorporated herein by this reference.

EXISTING PRODUCTS

         TERACONFERENCE-TM-. The TeraCONFERENCE-TM- product is a videoconferencing product that was developed to address the needs of the business community. TeraCONFERENCE-TM- uses both hardware and software to provide a high quality videoconferencing system. TeraCONFERENCE-TM- can be configured for any number of collaborators including individual desktop workstations, fixed or portable systems for larger groups, or any other venue for large audiences. TeraCONFERENCE-TM- conforms to current industry standards so that it can communicate with other manufacturers' products. The TeraCONFERENCE product is sold in two versions providing either moderate quality (15 frames per second) or broadcast quality (30 frames per second) video. The TeraCONFERENCE-TM- system includes a 350 MHz PC, a monitor with built-in audio speakers, UPS, a composite color camera, image quality of 15 frames per second (CIF Standard) and 30 frames per second (QCIF Standard), publishing software (cross platform), and productivity software. The system has the ability to provide connectivity via ATM, frame relay, Internet, local area networks, ISDN, and T-1.

         THE POTS BOX-TM-. The POTS Box-TM- is an inexpensive video conferencing system designed to transmit voice and images via traditional phone lines. POTS stands for "plain old telephone service." This product is directed to a segment of the market where image size, transfer speed and resolution are not as critical as price. It is designed to allow anyone who wants to combine video with a phone call, regardless of their technological savvy, to use their existing touch-tone phone and TV to add a new dimension to communications. The product works by connecting any television or computer monitor with any touch-tone phone. Its main components are a digital camera, video processing board and high performance modem. The product is easy to install and use, allowing the Company to market it to home users and other non-business consumers. The price is about $500 per unit. The Company has been a reseller of this product, which was developed and is manufactured by an unaffiliated third party.

PRODUCTS UNDER DEVELOPMENT

          The following products are in development as discussed below. Substantially all of the Company's operating costs, including research and development costs, are incurred in the development of TeraCOM, including the TeraScanner (a fingerprint scanner included in TeraCOM), and TeraMEDIA-TM- (an enhanced version of TeraCOM).

         TERACOM. TeraCOM is a communication service delivered over a client/server computer network called a TeraCOM ServiceCell. The Service Cells are custom designed and constructed for the Customer, creating a private and secure communication network that delivers guaranteed network access in a real-time two-way fashion. The TeraCOM Service is a complete and supported communication service delivered over a patent-pending network topology providing real-time two-way point-to-point, point to multipoint, and multiple point-to-multipoint interactive multimedia-based communications capability. TeraCOM is provided as a service for a monthly fee over the term of a five year service contract, providing customers the full utility of the network and TeraGLOBAL-communications technology without the high upfront capital expenditures typically associated with the other networks. TeraCOM allows users to create, distribute, and manage information and access a full range of communication media (audio, video, data, still, animation, documents, virtual reality or graphics) through a single technology, and distribute it across a secure network.

         THE TERACOM CLIENT. Each client station is a separate communications terminal, which includes a monitor, processor, speaker, camera, and microphone. The processors are currently PowerPC microprocessors from Motorola, Inc. Customers can choose among several alternatives for monitors, speakers, cameras and microphones to tailor the communications terminal to their specific application requirements. As part of a single TeraCOM ServiceCell an individual TeraCOM Client can reside in any location worldwide, with large quantities of other Clients in a classroom-like environment, on a stand-alone basis, or any combination thereof.


   [SCHEMATIC OF SAMPLE CLIENT STATION SHOWING MONITOR, DESKTOP COMPUTER,
                        SPEAKERS, CAMERA AND MICROPHONE]

         THE TERACOM SERVER. The TeraCOM Server employs a unique architecture to deliver data to TeraCOM Clients. Each ServiceCell may employ multiple TeraCOM Servers, providing mission critical, fault tolerant service. The Server uses a routerless design, taking advantage of the processing power of the PowerPC microprocessor. In addition, each TeraCOM Server connects to a finite number of clients. These two features significantly impact performance. The routerless design eliminates a majority of the capital cost to build a network, reduces complexity, and lowers operational labor costs. By fixing the number of TeraCOM Clients to a single server, each Client is assured guaranteed access to data and greater responsiveness in comparison to statistically based Internet servers.

         CONNECTING TO THE NETWORK. The TeraCOM network uses an Asynchronous Transfer Mode ("ATM"). The network topology supports the use of T1, E1, Frame Relay, HDSL, Wireless, and satellite connectivety simultaneously providing the ability to deliver service globally. Service delivery currently requires a minimum of 1 Mbps full-duplex bandwidth between a TeraCOM communication terminal and the TeraCOM Server. By design, TeraCOM service provides a level of quality, reliability, security, and functionality that the Internet and other communication technologies cannot currently offer. The TeraCOM ServiceCell can be constructed to ensure guaranteed access to valuable content at all times. Existing telephone service and Internet service are statistically based, with more users attached to the system than the system could handle simultaneously. During high usage periods, some users will not be able to access the system. Because each TeraCOM ServiceCell is designed specifically for a customer, it can be constructed to establish a permanent "virtual" circuit for each client station to the server, guarantying access to the network by all users simultaneously.

         When a customer orders the TeraCOM service, one or more custom designed TeraCOM Service Cells are constructed for the customer, creating a private and secure communication infrastructure. The TeraCOM Service Cell is scalable. Additional servers and client stations can be added to meet nearly any organization's demands. Each ServiceCell can be engineered to support up to several thousand Clients communicating in an interactive fashion simultaneously. The ServiceCell will support any combination of point-to-point and point-to-multi-point communication sessions.

[SCHEMATIC OF A SAMPLE SERVICE CELL SHOWING CONNECTION OF SERVERS AND CLIENTS]

         Once the ServiceCell is installed, any user on the network can access any other user for a communication session with the click of a mouse. In addition, users can deliver to others on the network any form of digital media stored in the TeraCOM Servers forming a portion of the ServiceCell, whether text, graphics, video, virtual reality or other media. TeraCOM, like the Internet, is a packet-based communication technology. It can take any form of information stored in digital format and stream data packets to any number of recipients. Unlike the Internet, however, the unique architecture and software of the TeraCOM ServiceCell allows the data packets to be delivered in a manner that permits broadcast quality video in real time.

         The TeraCOM Service incorporates all of the software necessary to effectively develop, distribute, manage and assess the flow of data, including the following discrete components.

         CONTENT DEVELOPMENT. TeraCOM contains sophisticated content development tools that allows subject matter experts to focus on the quality of the content they develop versus the complexity of the software. A subject matter expert can access any form of media stored on the TeraCOM Servers to assemble a presentation. That presentation may include, for example, an introductory video before moving to a slide presentation followed by a virtual reality demonstration. TeraCOM's content development software treats each medium the same. Therefore a subject matter expert assembling a presentation can access each component from the media library contained on the TeraCOM Server. He or she then edits the content for the specific purpose and places it within the presentation. The interface for accessing, editing and organizing the data is uniform irrespective of the type of media involved. TeraCOM includes a Digital Versatile Disc (DVD) Read Only Memory
(ROM) based library of audible and visual elements that can be used during the Content development process. Each Client contains this library of data relating to the formatting of content. In addition to the ability to transmit formatted data, a TeraCOM user can instruct a Client to access the formatting data from its own library. This facilitates the distribution of interactive multimedia Content without actually consuming bandwidth and subjecting the User to unnecessary delays. This also preserves communication bandwidth for real-time data like audio and video.

         DISTRIBUTION. The TeraCOM Server software knows how to rapidly assemble and distribute data packets derived from user requests and interaction. Current server software cannot achieve the required efficiencies established by the TeraCOM requirements. In addition, the server software can be used to customize data packets based on a user profile so that, for example, different language versions of the same document can be transmitted in real time to a number of users located worldwide. The TeraCOM Server software also has another key component, packet routing, eliminating the need for a router. The purchase of a router represents the largest capital cost component of current communication infrastructures. It also represents one more device handling data packets contributing to existing inefficiencies. By eliminating the need for a router TeraCOM also eliminates the expensive skilled labor necessary to keep them running. The TeraCOM Client software is a user friendly, highly integrated application that resides on a TeraCOM Client computer.

         MANAGEMENT. TeraCOM provides the Manager software to allow a subject matter expert to control a communication session. The Manager software allows any user on the ServiceCell to contact any other user with a single mouse click. In addition, the Manager software can provide information concerning who is actively on the system at any point in time, as well as limit access to the system or certain client stations from other client stations. In a point-to-multipoint broadcast situation, the Manager software lets the subject matter expert distribute prepared course content to selected users. For the participants of the multicast session, the Manager software facilitates the electronic equivalent of raising your hand. Once a participant has notified the subject matter expert of his or her desire to comment, the Manager software enables the audio and video of a session participant to be broadcast to every user in the session or privately transmitted to the subject matter expert.

         ASSESSMENT. Assessment can be the most expensive and time-consuming aspect of effective communication. In the corporate training or distance education contexts, the time required to evaluate and administer exams makes assessment impractical. Automating and facilitating the assessment process can therefore be the key to assuring effective communication. The ability to automate the assessment process is the essence of the TeraCOM solution. TeraCOM uses next generation database architecture designed for real-time communication networks. This architecture includes a mechanism for keeping track of every user's actions at all times. This information, called an "audit trail" tracks every user's activities and what data they access. It is this new data structure implementation that facilitates responsive interaction and subsequently real-time assessment. By analyzing the accumulated audit trail the administrator software knows who has accessed what data, when, for how long, and what they did with it. This audit trail can be used, for example, to give online examinations, with immediate feedback to the subject matter expert on the individual answers a student gives, the percentage of correct answers, and the amount of time it took to develop each answer.

         HELP-DESK AND SECURITY. TeraCOM provides a remote security software package due to the necessity to deliver accredited course material, certification of skill mastery, and to control access to sensitive content. This security software allows a security agent to validate, confirm, monitor, or limit in any way desired the actions of any user on any TeraCOM Service Cell. By hitting the clearly presented Help Desk button in any TeraCOM software package, the user is connected to a member of the TeraCOM Help-Desk staff. The Help Desk-staff member can either talk the user through the resolution of their problem or take control of their computer and solve the problem remotely.

         TERAMEDIA-TM-. TeraMEDIA-TM- is an enhanced version of TeraCOM, being developed with all the functionality of TeraCOM plus the capabilities that are specific to the film production, post-production and commercial production companies. With enhanced hardware and software, TeraMEDIA-TM- will cost effectively and securely transfers full motion, real-time, video and audio over a secure network. The Company is currently working with industry participants to define their needs and the final specifications of TeraMEDIA-TM-.

         TeraSCANNER. The Company is in the final stages of delivering of a USB-based (Universal Serial Bus) fingerprint scanner for the Power MacIntosh and the new iMac line of Apple computers. The current labor cost to the industry of issuing, maintaining and re-issuing passwords is growing. Through the use of the TeraSCANNER, which includes both hardware and software, network managers can provide a more secure, economical, and intuitive means to control access. The TeraSCANNER can be used to grant prescribed levels of access or restriction at any time in the communications process. The Company will be using the TeraSCANNER for account management and accredited course content delivery in its TeraCOM Service for the corporate training and distance education markets.

         There are a number of current and potential applications for the TeraSCANNER. In the corporate and government settings, database access can be limited for specified individuals. In addition, multiple users can use a single computer without having access to the other users' information. Parents or businesses can restrict access to Internet sites. Internet commerce transactions using credit cards can be validated through fingerprint signatures. In the education arena, sign on times and testing can be validated.

KEY FEATURES AND TECHNOLOGY

         The Company's TeraCOM service will provide unique features and services compared to other product and solutions because of its core base of proprietary and licensed technology, including the following:

         ADVANCED SOFTWARE-BASED VIDEO COMPRESSION. TeraCOM includes the Company's highly optimized Wavelet software for the compression/decompression of video. Video presently places the greatest demand on communication bandwidth. Low compression ratios for video translate directly into a vastly more expensive communication infrastructure in order to move data packets. By offering a higher quality of video that simultaneously requires less bandwidth, TeraCOM can deliver a low cost to performance ratio. Moreover, because of the extent of data compression, each TeraCOM Client can send and receive the highest quality video simultaneously to any number of users during a communication session. For a fraction of what it currently costs to broadcast one way video to a large body of viewers, TeraCOM can provide two-way interactive video. The fact that the video compression is software based is critical as well. Updates to the compression can be implemented remotely through the network. The focus on software also reduces the necessity for expensive short-lived hardware.

         ADVANCED PROCESSING POWER. For the TeraCOM solution to deliver real-time performance, deal with multiple video streams, and handle complex media types (3D graphics, virtual reality, and advanced simulations) a next generation microprocessor was required. After researching the capabilities of all new processor technologies, the Company selected Motorola's new PowerPC microprocessor on all of its computers. Based on the Company's research, there is currently no other processor from any other vendor that can deliver the performance of the PowerPC.

         ROUTERLESS NETWORK TOPOLOGY. The Company has a patent pending on its network topology. The TeraCOM ServiceCell takes advantage of the Company's wavelet compression module and the processing power of the PowerPC microprocessor to distribute data across the network without the use of routers. The routerless design eliminates a majority of the capital cost to build a network, reduces complexity, and lowers operational labor costs. In addition, the absence of routers allows data packets to be distributed across the network faster than in a router-based network.

         ATM TO THE DESKTOP. The Company's software compression and the processing power of the PowerPC Microprocessor allow the Company to deliver ATM-based communications to the desktop. ATM is a communications networking technology that carries voice, video and data in fixed 53 byte cells which allows the network to carry any type of information and provide stringent service qualities. TeraCOM's design matches the guaranteed access and data transmission capacity of ATM with cost-effective high performance work stations.

         GUARANTEED "CONNECTIONLESS" ACCESS. On a TeraCOM ServiceCell every communication terminal is always connected to every other communications terminal. This eliminates the need to dial a phone number or enter in IP address. The process of establishing communication consists simply of selecting the individual recipient or recipients of a transmission. Moreover, the system can identify whether an intended recipient is on the system and whether the recipient is currently on another session. This information can dramatically improve the efficiency of communicating with large groups of individuals. In addition, access to the system is guaranteed. Every TeraCOM Client terminal permanently owns one two-way communication channel to its respective TeraCOM Server. Unlike existing telephone and Internet systems, a TeraCOM Client cannot experience a busy signal. Through TeraCOM's service, a TeraCOM Client always has access to the information on a TeraCOM Server.

         BACKWARDS COMPATIBILITY. A TeraCOM ServiceCell is a secure private communications network. Each ServiceCell can, however, be connected to other networks including corporate Intranets as well as the Internet, with the same level of performance inherent in those networks. Each TeraCOM Client communication terminal has the ability to interoperate with all major digital media assets, allowing users to import/export all major audio, video, and graphic formats. Through this backwards compatibility, TeraCOM can protect a customer from losing a past investment in technology and software while supporting an entirely new set of critical communication capabilities.

         SINGLE SOURCE SOLUTION. TeraCOM is a single source solution, delivering a complete, integrated multimedia communications network. The Company charges the service based upon a monthly service fee. The service fee includes all hardware, installation, software, upgrades, bandwidth, network management and hardware maintenance necessary to provide a turnkey service. The Company maintains ownership of all of the hardware that is a part of the ServiceCell. This removes the burden of repair, maintenance and replacement from the customer, and places it on the Company, which is developing and operating the service. The TeraCOM service is fully supported, with a 24 hour, seven day a week Help-Desk. Because of the system design, a Help-Desk staff member can take control of any

TeraCOM Client communication terminal and do anything from demonstrating for the user how to use the system to installing an upgraded software package.

         CONTINUOUSLY UPGRADEABLE. The TeraCOM Service, including both its hardware and software aspects has been developed in a manner that allows it to be upgraded. Every component of the TeraCOM ServiceCell can be selectively upgraded at any time. This network design enables the Company to upgrade the service, for example, as faster processors and bandwidth become available.

MARKETS AND TARGET CUSTOMERS

         The Company has designed its products to address the growing demand for high-speed data transmission including voice, video, text and graphics in a variety of markets. The Company is in the process of developing enhancements to the TeraCOM Service to address specific needs in the corporate training and communication, distance education, medical and film production industries.

         CORPORATE TRAINING AND COMMUNICATION. Corporations have long recognized the impact of video on training and communications. Video conferencing technology from a single location to another (point-to-point) has been available to the corporate community for a number of years. Alternatively, corporations that want to broadcast video (point-to-multipoint) have relied on satellite broadcast, which sends video in one direction only. The TeraCOM Service is being designed to permit point-to-multipoint communications in full duplex video. Consequently, a large corporation or organization with numerous locations would be able to conduct training or communication sessions instantaneously across the TeraCOM ServiceCell. Similarly, mechanics or engineers in remote locations could collaborate on problem-solving issues using a TeraCOM's ability to transmit text, graphics, video or virtual reality images across the ServiceCell. This technology provides numerous benefits to the corporation. Critical information such as changes in significant policies, product recalls and other information can be multicast simultaneously throughout the organization, subject matter experts can answer questions throughout the organization from remote locations, training time can be reduced, and travel costs can be significantly reduced.

         DISTANCE EDUCATION. TeraCOM will also allow a teacher to conduct classes of any number of students anywhere in the world. Each student will view and hear the teacher as if the teacher were on television. The teacher, in turn, can view whatever currently appears on the students' monitors, and a separate monitor that can be divided into separate segments. One segment may show a student who has just transmitted a question; another may show a list of all students currently attending the class session. Further, the teacher can conduct a "pop quiz" by asking a question, to which the students will enter a response. Those responses will immediately be assessed and graded with the results appearing on a segment of the teacher's monitor. The teacher also controls what the students will view, whether himself or herself, another student with a comment or question, or a page from a student's paper which the teacher edits on-screen. Importantly, the Company's security and assessment technology will allow the teacher to verify that a student is in fact who he or she claims to be, by periodically requiring each student to place his or her finger on a touch-pad that will identify his or her fingerprint.

         MEDICAL. An expert in neurosurgery in New York will be able to watch and hear a surgeon perform an operation in Texas immediately as it occurs. Advances in digital camera technology will permit the expert to "look over the shoulder" of the operating surgeon, and see in detail better than the human eye could detect unaided. The surgeon meanwhile will be able to listen to instructions from the expert, or even pause to look at a diagram or model projected onto his monitor.

         FILM PRODUCTION. A producer in California and a director filming in Connecticut, for example, will be able to simultaneously view and edit the full-motion video film recorded earlier in the day, while viewing and talking (interactive video conferencing) to each other on another segment of their monitors.

         GOVERNMENT. TeraCOM's two-way real-time communications and collaboration have potential application for military command staff. Crisis Actions Teams, Command Center staff and C41 leadership could, for example, use TeraCOM's voice, video and data services to rapidly assess worldwide situations, plan responses, track mission execution and measure mission effectiveness. TeraCOM can fuse Department of Defense digital media into comprehensive situational assessments, using encrypted and Wavelet-based compressed/decompressed media. TeraCOM provides rapid data fusion, using multiple data formats from multi-platform sources, and allows them to be transmitted over a single, secure network. Network management and event tracking provide reliability with full auditing.
TeraCOM's two-way video combined with capabilities to accept the widest range of digital media has direct benefits for a variety of government departments, embassies, military and administrative. TeraCOM can reduce government travel costs while providing higher levels of responsibilities between agencies, and their constituents.

STRATEGIES AND OBJECTIVES

         The Company's strategy for reaching its objectives over the short run includes the following elements:

         (1) Develop a high quality technologically advanced multimedia convergence technology and service that provides maximum performance and flexibility to customers.

         (2) Leverage strategic alliances with product and service suppliers whose products or services represent the best of class to concentrate resources on the Company's core development expertise.

         (3) Establish relationships with high-end customers who will benefit from the Company's technology and will have the resources to assist in the development of communication solutions to address an industry's needs.

         (4) Maintain a network-based communication solution that is fully supported and provides reliable access.

RESEARCH AND DEVELOPMENT

         The Company believes, based upon its research and communication with early adopters, that its TeraCOM Service offers a level of performance and function in multimedia communications and management that is unique. Accordingly, the Company continues to place significant emphasis on its research and development activities. The research and development functions of the Company are performed by a combination of interdisciplinary talent that is utilized throughout the Company's technical operations. Approximately 21 individuals collaborate in product development activities, including electrical, mechanical and material engineers and quality assurance support.

         Because of its stage of development and the nature of its products, the Company is highly dependent on a number of experienced and qualified technical personnel. There is currently a high demand for skilled programmers and engineers. In order to continue to maintain its technological advantages, the Company will have to be successful in attracting and retaining a strong technical staff.

STRATEGIC ALLIANCES

         The success of the Company is, and will continue to be, dependent in part upon a number of strategic relationships. The Company has established relationships with each of the following entities. Executives from the sales department of each of these companies, except Ingram Micro, have assisted the Company with, and appeared at product demonstrations to potential customers for the Company's TeraCOM product. As described below, in some instances the Company has negotiated agreements with these entities. In others, no contractual commitment exists.

         APPLE COMPUTER. The Company is a direct Value Added Resellers ("VAR") and a registered developer for Apple Computer, Inc. In addition to the standard VAR license and ability to buy products directly from Apple Computer, Inc., the Company's development staff enjoys a direct line of communication with engineers at Apple Computer, Inc. This type of relationship ensures that the solution developed by the Company takes full advantage of Apple Computer, Inc.'s technology. This also gives the Company engineers and programmers early access to a variety of innovative new technologies. The current relationship with Apple Computer, Inc. also includes the ability to buy all maintenance parts directly (from motherboards to power supplies). This access to parts permits the Company to act as a full service provider in servicing and maintaining the TeraCOM solution. Apple Computer, Inc. has orally agreed to a program of joint press releases and to promote the TeraGlobal solutions through their sales and distribution channels.

         MOTOROLA, INC. The Company is an alpha test site for Motorola, Inc.'s new PowerPC microprocessor. The Company works directly with Motorola in the development and improvement of the microprocessor. This relationship makes the Company part of the processor "bring up" team which is responsible for bringing this new processor to market. This allows the Company's engineers to develop an expertise and new product around the processor before potential competition is given access. This relationship also allows the Company's development team to talk directly to the designers of the processor, which ensures that the Company can maximize the performance of the TeraCOM Service. Traditionally, the processor user is restricted to studying the available literature and must work independently of the processor manufacturer. This relationship has allowed the Company to buy processors and other key semiconductor parts directly from Motorola, Inc. in quantity. The Company has entered into a standard non-disclosure agreement with Motorola, Inc., but has not entered into any written agreement to co-develop or purchase any specified amount of microprocessors. No assurances can be given that the Company will enter into such an agreement in the future. As with Apple Computer, Inc., Motorola, Inc. has orally agreed to a program of joint press releases and to promote the TeraGLOBAL solution through their sales and distribution channels.

         SPRINT COMMUNICATIONS. The Company is a customer of Sprint Communications for the provision of bandwidth in delivering the TeraCOM service. Sprint Communications was chosen based on the fact that it has the most comprehensive fiber optic broadband network. Its ATM SONET ring topology is ideal for the TeraCOM system. This allows the Company's engineers to access the OC-3 backbone of Sprint Communication's network directly from TeraCOM servers, thus eliminating the need for expensive hardware components. The Company is confident that Sprint Communication's redundant network architecture will reach the vast majority of its intended target market. The Company does not have any contractual commitment with Sprint Communications at this time. The Company has approached Sprint Communications about entering into a Service Agreement; however, no agreement has been reached and no assurances can be given that an agreement will be reached on terms favorable to the Company or at all.

         FORE SYSTEMS The Company is a customer of Fore Systems which is building customized ATM network interface components for TeraCOM. Fore Systems also provides the Company with ATM switches and related components. Fore Systems is a premier provider of hardware and software for ATM-based communications. The Company does not have any contractual commitment with Fore Systems and no assurances can be given that such an agreement will be reached on terms favorable to the Company or at all.

         INGRAM MICRO, INC. The Company has entered into a contract manufacturing agreement with Ingram Micro, Inc. for the assembly, integration and distribution of the Company's product line, as needed by the Company and paid for through traditional invoicing procedures. Through this arrangement, the Company secures immediate experienced and scalable manufacturing capacity as well as access to Ingram Micro's distribution channels. Ingram Micro is the world leading wholesale distributor of technology products and services and a leading provider of assembly and integration services. Ingram Micro has a worldwide distribution market and the ability to meet large production requirements.

         The Company cannot control the amount and timing of resources which these strategic partners devote to the business relationship. There can be no assurance that strategic partners will perform their obligations as expected or that any revenue will be derived from strategic arrangements. If any of the Company's strategic partners breaches or terminates its relationship with the Company or otherwise fails to conduct its collaborative activities in a timely manner, the development, commercialization or marketing of the product which is the subject of the relationship may be delayed and the Company may be required to undertake unforeseen additional responsibilities or to devote additional resources to development, commercialization or marketing of its products. There can be no assurance that the Company will be able to negotiate acceptable strategic agreements in the future, that the resulting relationships will be successful or that the Company will continue to maintain or develop strategic relationships or to replace strategic partners in the event any such relationships are terminated. The Company's failure to maintain any strategic relationship could materially and adversely affect the Company's business, financial condition and results of operations.

SUPPLIERS

         The Company is currently dependent upon a few critical suppliers for the success of its business. The Company's business strategy has been to combine its proprietary technology and products with "best of class" technology and products and design an integrated, seamless product that takes advantage of the superior quality of its components. As a result, the Company has necessarily placed heavy reliance on suppliers of key elements of the Company's products.

         The TeraCOM Service to be provided relies on access to a communications network. As a result, the Company is dependent on providers of bandwidth to deliver its TeraCOM service to the desktop. Currently, the Company has secured Sprint Communications as its provider of this network. While several companies compete globally for market share of the worldwide telecommunications market, the performance, reliability and profitability of the TeraCOM service will depend heavily on the quality of the network and the price of connectivity that the Company is able to secure from its telecommunications provider. The Company does not have a contractual commitment from Sprint Communications to provide bandwidth to the Company.

         The Company currently licenses a Wavelet compression module which is at the core of its software-based compression. The Company has enhanced the basic module, and owns those modifications. However, the existing license requires the Company to pay a royalty for each unit sold by the Company. Failure to pay such royalties when due could result in the termination of the license. Any loss of that license could result in delays in securing or developing alternative technology.

         The Company licenses a "rapid development" software package from an employee. The software packages establish a framework for developing a significant portion of the Company's application software. The license is a permanent license exclusive in the first year with options to extend the exclusivity. The license calls for payment of a royalty based upon the number of units sold.

         The Company's compression technology is dependent upon its continued access to the newly developed PowerPC microprocessor, which it currently purchases from Motorola, Inc. The combination of the Company's enhanced Wavelet module and the processing power of the PowerPC microprocessor is the engine behind the Company's data compression, which makes the TeraCOM Service viable. The Company does not have a contractual commitment from Motorola, Inc. to provide the PowerPC microprocessor to the Company.

         The Company acquires its TeraSCANNER from a third party manufacturer. The Company has developed an interface, which integrates the scanner with the Mac OS operating system, and the Company's TeraCOM interface. The Company purchases the scanners on a purchase order basis.

         There can be no assurance that, as the Company's demand for such parts and supplies increase, the Company or its manufacturers will be able to obtain such parts and supplies in a timely manner in the future. In addition, financial or other difficulties facing such suppliers or significant worldwide demand for such components could adversely affect the availability of such components. If the Company or its manufacturers were unable to obtain a sufficient supply of components from their current sources, the Company could experience difficulties in obtaining alternative sources or in altering product designs to use alternative components. Resulting delays or reductions in product shipments could damage customer relationships and could adversely affect the Company's business, financial condition or results of operations. Further, the Company may also be subject to increases in component costs, which could also have a material adverse effect on its gross margin or results of operations.

MANUFACTURING

         The Company's initial prototype requirements for the products associated with the TeraCOM Service have been manufactured both in-house and through outside vendors. For production scale manufacturing, the Company has established a relationship with Ingram Micro to assemble, integrate and distribute substantially all of the Company's product line. This relationship will allow the Company to concentrate on its core competencies of design and development and outsource the assembly and shipment of product to its customers. The relationship capitalizes on the ISO-9002 assembly facilities and global proliferation of Ingram Micro's distribution network. Ingram Micro is the world's leading wholesale distributor of technology products and services, and a leading provider of assembly and integration services. The relationship will shorten the Company's time to market for the wide proliferation of its core product and services, providing several of the required assembly and distribution components for delivery of products.

         Beyond initial production runs, the Company does not manufacture any of its products, but instead relies on Ingram Micro and contract manufacturers to assemble, test and package the Company's products. Any interruption in the operations of Ingram Micro or other contract manufacturers would adversely affect the Company's ability to meet its scheduled product deliveries to customers. In addition, as the Company makes enhancements to its existing products and introduces new products, there can be no assurance that these manufacturers will be able to meet the technological or delivery requirements for such products. These contract manufacturers have had only limited experience manufacturing the Company's products. In addition, the Company's inability to accurately forecast the actual demand for its products could result in supply, manufacturing or testing capacity constraints. Such constraints could result in delays in the delivery of the Company's products or the loss of existing or potential customers, either of which could have a material adverse effect on The Company's business, operating results or financial condition. There can be no assurance that the Company or any third party manufacturer will be successful in manufacturing the Company's products in commercial quantities or in sufficient volumes to meet anticipated demand.

SALES AND MARKETING

         The Company historically has relied on a combination of in-house and independent sales representatives to sell its TeraCONFERENCE-TM- and The POTS Box-TM- product lines. Sales of these products have historically been disappointing. The Company has also focused its resources at bringing the TeraCOM project to market, which the Company believes has unique features companed to existing technology in the marketplace. Disappointing historical sales and the impending introduction of the TeraCOM service has caused the Company to reduce its commitment to sales of these products. The Company currently employs one full-time sales person to generate orders and focus its marketing efforts for its current TeraCONFERENCE-TM- and POTS Box-TM- product lines. It has terminated its relationships with independent sales representatives for those products.

         Because TeraCOM is a new and developing product, the Company has chosen to focus its marketing efforts for Teracom on the use of "early adopters." The Company has identified four early adopters in the corporate training, consulting services, medical and distance education markets. The Company is seeking early adopters within the advertising and federal government customer categories for TeraCOM and members of the entertainment industry for its TeraMEDIA-TM- product. The Company has strategically chosen early adopters whose internal requirements would help define a service with universal functionality and that are influential and highly visible in their industries.

         The Company is marketing TeraCOM to its early adopters as a fully integrated and supported multimedia collaboration service. TeraCOM is priced on a fixed monthly fee basis over a specified term with annual renewals for connectivity; software upgrades and help desk. The monthly service fee will cover the Company's costs of recovery of hardware, software with continuous upgrades, bandwidth, network management and maintenance and help desk. The Company, therefore, offers the customer a single point of contact for all aspects of TeraCOM. Potential customers also avoid the large up-front capital costs typically associated with a large communication network purchases. The Company hopes to establish price points for TeraCOM which are comparable to a potential customer's current expenditures on network maintenance, bandwidth, hardware, software and upgrades, but include the added functionality that TeraCOM offers, such as real-time two-way videoconferencing, fully integrated multimedia communications, real-time assessment, complete audit trail, completely network security, 24/7 interactive help desk, point-to-point communications and point-to-multi point communications.

COMPETITION

         The telecommunications, multimedia and convergence industry is highly competitive, continually evolving and subject to rapid technological change. The convergence industry, by its nature is a combination of what has historically been diverse industries. The Company's TeraCOM will provide an integrated group of features that have been provided by separate networking, videoconferencing, digital broadcast satellite and multimedia development companies. As a result the Company faces competition at many different levels, depending upon the specific needs of a potential customer.

         Several companies compete in the market for network solutions. These include Microsoft, Inc., Cisco Systems, Inc., 3Com, Lucent Technologies, Inc. and Nortel Networks. These companies seek to deliver high volume data transmission through different means, including efforts to increase bandwidth increasing the efficiency of existing router-based server networks, compressing data, and dividing bandwidth into smaller increments. Several of those companies have been working on products and services intended to provide features similar to TeraCOM. Cisco Systems has announced a videoconferencing product based on the Internet protocol. Other companies have announced intentions to develop browser-based videoconferencing and collaboration applications.

         The Company believes that competition in this market will focus upon product features, ease of use, cost, backwards compatibility, ease of deployment, sales and distribution capability and technical support and service. The Company believes its TeraCOM product offers a unique set of features on a cost-effective basis, based on its review of publicly available information from its competitors as well as reports from its early adopters of their own reviews of available product. The Company intends to compete on the basis of providing a comprehensive, single source solution. Other competitors have focused on providing bandwidth, videoconferencing, broadcast satellite or digital media components. The Company hopes to establish market share by providing all of these components, and additional features, in a seamless integrated service. The Company also believes that the routerless design of its network topology, and the ability to remote access, monitor and upgrade client communication terminals provide the Company with cost advantages over competing technologies. The Company also recognizes that some potential customers have significant investments in the media content or existing infrastructure. As a result, the Company is carefully evaluating the need for backwards compatibility of the TeraCOM solution.

         Substantially all of the Company's competitors have greater distribution channels, longer tradition and greater financial resources than the Company. While the Company has undertaken efforts to remain apprised of the development of competing technology, it is possible that these competitors or others are developing products or services which are unknown to the Company. Furthermore, such competitors may undertake more extensive marketing campaigns, adopt more aggressive pricing policies and devote substantially more resources to developing new products than the Company. There can be no assurance that the Company will have the financial resources, technical expertise or marketing, manufacturing, distribution and support capabilities to compete successfully.

INTELLECTUAL PROPERTY

         The Company's success and ability to compete is dependent in part upon its proprietary technology. The Company relies on a combination of patent, copyright and trade secret laws and non-disclosure agreements to protect its proprietary technology.

         The Company currently has a United States patent application pending which covers a substantial portion of the Company's TeraCOM ServiceCell and network technology. The Company may seek to file a number of patents emanating from this original application to expand the scope of patent coverage. The Company does not currently have patents relating to any of its products. There can be no assurance that patents will be issued with respect to pending or future patent applications or that the Company's patents will be upheld as valid or will prevent the development of competitive products. The Company has filed trademark applications with the United States Patent and Trademark Office to register the names "TeraGLOBAL-TM-," "TeraCONFERENCE-TM-", "TeraMEDIA-TM-" and "The
POTS Box-TM-."

         The Company also seeks to protect its intellectual property rights by limiting access to the distribution of its software, documentation and other proprietary information. In addition, the Company enters into confidentiality agreements with its employees and certain customers, vendors and strategic partners. There can be no assurance that the steps taken by the Company in this regard will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technologies.

         The Company is also subject to the risk of adverse claims and litigation alleging infringement of the intellectual property rights of others. In this regard, there can be no assurance that third parties will not assert infringement claims in the future with respect to the Company's current or future products or that any such claims will not require the Company to enter into license arrangements or result in protracted and costly litigation, regardless of the merits of such claims. No assurance can be given that any necessary licenses will be available or that, if available, such licenses can be obtained on commercially reasonably terms.

GOVERNMENT APPROVALS

         The Company and its customers are subject to varying degrees of federal, state and local regulation. The Company believes it is currently in compliance with all such regulation. The jurisdiction of the Federal Communications Commission ("FCC") extends to the communications industry, including products such as those sold by the Company. The FCC has promulgated regulations that, among other things, set installation and equipment standards for communications systems. There can be no assurance that future regulations adopted by the FCC or other regulatory bodies will not have a material adverse effect on the Company. Further, regulation of the Company's customers may adversely impact the Company's business, operating results and financial condition. For example, FCC regulatory policies affecting the availability of data and Internet services and other terms on which telecommunications companies conduct their business, may impede the Company's penetration of certain markets. Changes in, or the failure by the Company to comply with, applicable domestic and international regulations could have a material adverse effect on the Company's business, operating results and financial condition. In addition, the increasing demand for communications systems has exerted pressure on regulatory bodies worldwide to adopt new standards for such products and services, generally following extensive investigation of and deliberation over competing technologies. The delays inherent in this governmental approval process may cause the cancellation, postponement or rescheduling of the installation of communications systems by the Company's customers, which in turn may have a material adverse effect on the sale of products by the Company to such customers.

         In the United States, in addition to complying with FCC regulations, the Company's products are required to meet certain safety requirements. For example, the Company is required to have its products certified by Underwriters Laboratory in order to meet federal requirements relating to electrical appliances to be used inside the home, and its products must be Network Equipment Building Standard ("NEBS") certified before they may be deployed by certain customers. All of the Company's products are currently certified by both Underwriters Laboratory and NEBS.

         Outside of the United States, the Company's products will be subject to the regulatory requirements of each country in which the products are manufactured or sold. These requirements are likely to vary widely, and there can be no assurance that the Company will be able to obtain on a timely basis or at all such regulatory approvals as may be required for the manufacture, marketing and sale of its products. Any delay in or failure to obtain such approvals could have a material adverse effect on the Company's business, financial condition or results of operations. The Company and its products may also be subject to U.S. and foreign regulation regarding export restrictions and controls on technology such as that incorporated into the Company's products.

EMPLOYEES

         The Company currently has approximately 35 full-time employees, including 12 in administration, 2 in technical support, 19 in product development, and 2 in sales and marketing. None of the Company's employees is represented by an organized labor union. The Company believes its relationship with its employees is very good and the Company has never experienced an employee-related work stoppage. The Company will need to hire and retain highly qualified experienced technical and select management personnel in order to execute its business plan, complete product development and maintain technical advantages over competitors in the marketplace. Competition for skilled engineers has become intense over recent years, and no assurances can be given that the Company will be able to locate and hire such personnel, or that, if hired, the Company will continue to be able to pay the higher salaries necessary to retain such skilled employees.

CORPORATE HISTORY AND ACQUISITIONS

         The Company's predecessor was formed in February 1997 under the name Video Stream, Inc. under the Canadian Corporations Act. Video Stream, Inc. was founded to perform research and development on various connectivity solutions and went on to develop specialty communications technology hardware and services. In October 1997, Video Stream, Inc. was merged with and into Triple "D" Court, a Wyoming corporation, with the shareholders of Video Stream, Inc. gaining control of the combined entity. Triple "D" Court was a publicly traded corporation, with no operations, whose shares were traded on the OTC Bulletin Board maintained by NASDAQ. Following the consummation of the merger, the surviving entity changed its name to Video Stream International, Inc. The Company officially changed its name to "TeraGlobal Communications Corp." in September 1998.

         TechnoVision Communications, Inc. ("TechnoVision") was incorporated in Georgia in November of 1995 by David Fann, its President and a director of TechnoVision. Pursuant to an exchange offer which concluded August 10, 1998, the Company acquired 99.1% of the outstanding Common Stock of TechnoVision from its stockholders on the basis of one share of the Company's stock for every two shares of TechnoVision stock exchanged. Mr. Fann is an officer and director of TechnoVision and was at the time of the Exchange Offer. Through this acquisition, the Company gained TechnoVision's existing infrastructure, including marketing and administration, with experience specifically in the telecommunications and video conferencing fields. The Company also acquired a base of existing products; the Company's current TeraCONFERENCE-TM- and The POTS Box-TM- products.

         The Company acquired from Interactive Solutions Group, Inc. all of the membership interests in ISG Acquisition, LLC, a Delaware limited liability company wholly owned by Interactive Solutions Group, pursuant to a Purchase Agreement in July 1998. ISG Acquisition LLC was capitalized exclusively with certain intellectual property of Interactive Solutions Group, Inc. related to the network and multimedia products and technologies markets. The Company acquired the interest in ISG Acquisition in exchange for the forgiveness of a loan of $160,000 and the assumption of liabilities of ISG Acquisition up to $91,000, for a total purchase price of $251,000. Interactive Solutions Group was formed on July 15, 1996 by Grant Holcomb, its President. Mr. Holcomb is an officer and director of the Company, and was at the time of the acquisition of Interactive Solutions Group. As a result of the transaction, the Company acquired the goodwill and intellectual property of Interactive Solutions Group.

         In a transaction completed in December 1998, Design Analysis Associates, Inc., a Utah corporation, merged into TGCC Acquisition, Inc., a wholly owned subsidiary of the Company. Before the merger Design Analysis Associates consisted of two informal divisions: high technology design engineering and the manufacture of water monitoring products under the WATERLOG-TM- label. Pursuant to an Agreement and Plan of Corporate Reorganization and Separation dated December 18, 1998, the new subsidiary of the Company did not retain the assets associated with the WATERLOG-TM-division including rights to the name "Design Analysis." Such assets were retained by the William I. Fletcher Family Trust, the sole shareholder of Design Analysis Associates before the merger. As a result of the merger, the Company has acquired the high technology design engineering business previously conducted by Design Analysis Associates, including four engineers, intellectual property, equipment, contract rights and cash, in exchange for 250,000 shares of common stock of the Company.

ADDITIONAL INFORMATION

         Company reports, proxy statements and other information filed with the Securities and Exchange Commission (the "Commission") may be inspected at public reference facilities of the Commission at Judiciary Plaza, 450 Fifth Street N.W., Washington D.C. 20549; Northwest Atrium Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661; 7 World Trade Center, New York, New York, 10048; and 5670 Wilshire Boulevard, Los Angeles, California 90036. Copies of such material can be obtained from the Public Reference Section of the Commission at Judiciary Plaza, 450 Fifth Street N.W., Washington, D.C. 20549 at prescribed rates. Documents filed electronically via EDGAR may be viewed on the EDGAR website at http://www.sec.gov. The Company's website address is http://www.teraglobal.com.


ITEM 2.  PROPERTIES.

         The Company does not own any real property. The Company leases approximately 9,800 square feet of office space in San Diego, California on a month-to-month basis. In addition, the Company leases approximately 2,300 square feet in Logan, Utah for research and development under a one year lease expiring December 31, 1999, and approximately 1,500 square feet in Vancouver, Canada under a one year lease expiring June 30, 1999.

ITEM 3.  LEGAL PROCEEDINGS.

         Information relating to legal proceedings is set in part II, Item 7 of this Annual Report on Form 10-KSB at Note 8 under the subheading "Litigation" which information is incorporated by reference herein.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          No matter was submitted to a vote of the Company's security holders during the fourth quarter of fiscal 1998.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         The Company's Common Stock is traded on the OTC Bulletin Board maintained by NASDAQ under the symbol "TGCC." The following table sets forth, for the fiscal period indicated, the high and low closing bid prices for the Common Stock as reported on the OTC Bulletin Board. The quotations for the Common Stock traded on the Bulletin Board may reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.


                                                       High            Low
                                                      ------          -----
YEAR ENDED DECEMBER 31, 1997
----------------------------
    November 1, 1997 to December 31, 1997              1.42             1.30

YEAR ENDED DECEMBER 31, 1998
----------------------------
    First Quarter                                      1.44             0.81
    Second Quarter                                     6.63             1.03
    Third Quarter                                      5.13             3.06
    Fourth Quarter                                     4.75             3.00


YEAR ENDED DECEMBER 31, 1999
----------------------------
    First Quarter to March 15, 1999                    11.13            3.50


         At March 15, 1998, there were approximately 290 holders of record of the Company's Common Stock. The Company believes that there are a significant number of beneficial owners of its Common Stock whose shares are held in "street name".

         The Company has never declared or paid cash dividends on its Common Stock. The Company currently anticipates that it will retain all future earnings for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

         WITH THE EXCEPTION OF HISTORICAL MATTERS, THE MATTERS DISCUSSED HEREIN ARE FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. FORWARD LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS CONCERNING ANTICIPATED TRENDS IN REVENUES AND NET INCOME, THE DATE OF INTRODUCTION OR COMPLETION OF THE COMPANY'S PRODUCTS, PROJECTIONS CONCERNING OPERATIONS AND AVAILABLE CASH FLOW. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN SUCH FORWARD LOOKING STATEMENTS. THE FOLLOWING DISCUSSION OF THE COMPANY'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND THE RELATED NOTES THERETO APPEARING ELSEWHERE HEREIN.

OVERVIEW

         The Company is engaged in the development of communication productivity solutions and multimedia (voice, video and data) collaboration systems. The Company commenced operations in this business in February 1997. Since that time, the Company has devoted substantially all of its resources to the formation of its infrastructure and the research and development of its products. The Company did not generate any revenues until July 1998.

         In July 1998, the Company acquired all of the membership interests of ISG Acquisition LLC, a Delaware limited liability company, and with that substantially all of the assets of Interactive Solutions Group, Inc., a North Carolina corporation, for $251,000. In August 1998, the Company completed a successful exchange offer acquiring 99% of the outstanding stock of TechnoVision Communications, Inc., a Georgia corporation, for an aggregate of 3,563,506 shares. In a transaction completed in December 1998, the Company completed the acquisition of Design Analysis Associates, Inc., a Utah corporation, in exchange for an aggregate of 250,000 shares of stock. Each of these acquisitions was accounted for on a purchase method of accounting.

         Revenues during the past year have come from sales of subsidiary corporations. In connection with the acquisition of TechnoVision Communications, Inc., the Company began reporting, on a consolidated basis, revenues from the sales of its existing product line.

         The Company began shipping units in connection with its TeraCOM Service to early adopters in the first quarter of 1999. Significant sales of TeraCOM are not expected until the third quarter of 1999 at the earliest.

PLAN OF OPERATIONS

         With respect to operating revenues, the Company has been disappointed with the sales of both the

TeraCONFERENCE and The POTS Box products. From time to time the Company has had interest which it believed would result in significant interest for these products; however, no significant sales have been achieved. The Company also entered into a contract to sell a significant amount of equipment to a prospective customer in the Peoples Republic of China. However the buyer under that agreement has not delivered any purchase orders to date. The Company does not expect to sell any equipment under that agreement at this time. The Company has also made the decision not to pursue recovery for breach of the agreement, as any legal proceeding for recovery would have to take place in the People's Republic of China, and would divert resources from the Company's ongoing product development efforts. As a result of all of these factors, the Company does not expect sales of the TeraCONFERENCE-TM- or The POTS Box-TM- products to contribute significantly to revenues in 1999.

         The Company is, however, continuing to progress with the development and early stage marketing of the TeraCOM. The Company shipped initial units of the TeraCOM to an early adopter in March 1999. The early adopter acquired the units to begin to develop course content for distance learning applications.

         In March 1999, the Company also demonstrated its TeraCOM solution for an early adopter in the corporate training area. This early adopter had formed a task force to review the marketplace for fully interactive multimedia training delivery systems, and had completed their product review process. The TeraCOM solution was one of several technologies presented in a demonstration to the task force. The Company's demonstration, which included participation from several of the Company's strategic alliances, secured the task force's recommendation to proceed with a TeraCOM installation program commencing with an initial ServiceCell to test the TeraCOM in a trial phase. The recommendation will be presented to the early adopter's board of directors for review and approval. The task force's recommendation is not binding on the board of directors, and no decision has been made concerning the adoption of TeraCOM.

         The Company has scheduled demonstrations of the TeraCOM and TeraMEDIA solutions with other early adopters in corporate, distance learning, medical, film and government industries in the second quarter of 1999. The Company hopes to secure additional initial orders from these demonstrations, but no assurances can be given as to the nature, scope or timing of any orders. Based on the status of the development of TeraCOM and an allocation of time for testing the systems with early adopters, the Company hopes to secure sales in connection with the implementation of systems from early adopters in the third and fourth quarter of 1999.

         The Company believes its existing administrative infrastructure is sufficient to support the completion and roll out TeraCOM in 1999. If the Company does not receive preliminary indications for orders in the second or third quarters of 1999, the Company may scale back all non-essential operations in order to conserve its cash position. Alternatively, the Company may seek additional equity funding to bolster its cash position and enable it to accelerate development efforts. No terms have been established for any potential equity financing. No commitments for such a financing exist and no assurances can be given that such funding would be available on terms acceptable to the Company, if at all.

         Depending upon the progress of the roll out of TeraCOM and the Company's cash position, the Company may add additional management and staff to oversee and manage the Company's growth. In addition the Company intends to relocate to new executive offices in 1999. The Company currently has approximately 20 software and hardware engineers. In addition, the Company has budgeted $1 million in equipment expenses to equip the engineers. Depending upon available cash, the Company may add 20 to 25 additional engineers to accelerate the development and roll out of TeraCOM. In the event that TeraCOM is successful with its early adopters, and the Company begins implementation, it will need to obtain, train and retain staff to service a help desk and call center. If the Company decides to increase its staff level in research and development it will also incur additional equipment expense to equip those additional employees.

         All of the Company's employment agreements with its employee's provide for termination at will, except for agreements with certain of its executive officers. The aggregate annual commitment under those employment agreements is approximately $600,000.

         The Company added two people to its marketing department in the first quarter of 1999 to assist in the roll out of TeraCOM. The level of selling expenses in 1999 will depend upon the level of acceptance by early adopters. If the Company is successful in implementing test units with the early adopters and moving to an implementation phase, the Company's marketing department will begin targeting additional customers within the Company's target markets.

          The Company anticipates that it will incur operating losses in the next six to nine months. The Company's lack of an operating history makes predictions of future operating results difficult to ascertain. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as multi-media communications. Such risks for the Company include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks, the Company must, among other things, obtain a customer base, implement and successfully execute its business and marketing strategy, continue to develop and upgrade its technology and products, provide superior customer services and order fulfillment, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that the Company will be successful in addressing such risks, and the failure to do so can have a material adverse effect on the Company's business prospects, financial condition and results of operations.

RESULTS OF OPERATIONS


         The following table sets forth annual results of operations for the fiscal years 1998 and 1997.

BALANCE SHEET DATA:                      DECEMBER 31, 1997    DECEMBER 31, 1998
-------------------------------------------------------------------------------



Cash and cash equivalents                     $     27,705         $     48,524
Furniture and equipment, net                        19,437            1,094,350
Total assets                                        58,024            4,898,617
Current liabilities                                192,898            2,044,920
Total Shareholders' Equity (Deficit)             (134,874)              930,832



STATEMENTS OF OPERATIONS DATA:              PERIOD FROM      YEAR ENDED DECEMBER
                                          FEBRUARY 7, 1997         31, 1998
                                           (INCEPTION) TO
                                         DECEMBER 31, 1997
-------------------------------------------------------------------------------
Sales                                                    -         $     284,515

Cost of Sales                                            -               270,132

Operating Expenses:
Legal                                         $     67,463               472,248
General and administrative                         130,237             1,802,048
Research and development                            41,259             1,484,886
Consulting, related parties                         94,488                62,847
Selling                                                  0               114,068

Total operating expenses                           333,447             3,936,097

Loss from operations                              (333,447)           (3,921,714)

Other income(expenses):
Interest income                                        754                   984
Interest expense                                    (3,601)             (156,852)
Other income                                           759                     -


Total other income (expense)                        (2,088)             (155,868)

Net Loss                                          (355,535)           (4,077,616)
Basic loss per common share                          (0.09)                (0.33)
Weighted average common shares                   3,627,064            12,300,908
outstanding


         The Company achieved two primary goals in its first year of operations of 1997: (i) the formation of the Company's organization to pursue its business strategy and (ii) achieving the public company status to assist in its funding objectives.

         The fiscal year ended 1998 saw the Company dramatically increase infrastructure and employees from three people at the beginning to 35 by year end. Nearly all of these employees were engineers associated with the Company's research and development process. Beginning in July 1998 and consummating August 1998, the Company acquired substantially all of the common stock of TechnoVision Communications, Inc. The results of operations for the fiscal year 1998 include the operations of TechnoVision Communications, Inc. for the period from June 30 to December 31, 1998.

         SALES. The Company experienced sales of $284,515 in fiscal 1998 compared to no sales in fiscal 1997. All of these sales were attributable to the Company's Technovision subsidiary. Sales from TechnoVision were primarily related to the TeraConference product. The Company hopes that declining sales of its existing products will be offset by an increase in sales of TeraCom in 1999.

         COST OF SALES. Costs of sales for fiscal 1998 was $270,132, compared to no cost of sales in fiscal 1997. As a percentage of sales, cost of sales in fiscal 1998 were 95%. The cost of sales going forward will increase on a dollar basis in connection with any increase in sales. The Company hopes to achieve increasing gross profit margins on the TeraCOM product, based on its unique features in the marketplace.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses were $2,337,143 in fiscal 1998, compared to $292,188 in fiscal 1997, an increase of 800%. General and administrative expenses in 1998 includes $318,174 in amortized goodwill resulting from the acquisition of TechnoVision Communications, Inc. and ISG Acquisition LLC. The increase reflects the additional support that has been necessary for the increased administrative activity in research and development and administration of the public company status that was achieved late last year. Management is continuing to seek additional personnel and facilities necessary to prepare for the introduction of TeraCOM to the marketplace. As a result general and administrative expenses should continue to grow significantly in 1999.

         RESEARCH AND DEVELOPMENT. Research and Development expenses were $1,484,886 in fiscal 1998, compared to $41,259 for fiscal 1997. This substantial increase is the result of management's focus in completing the development of TeraCOM. The Company will continue to devote substantial resources to research and development in 1999 to complete the development of the core software package for TeraCom, as well as the development of applications to tailor TeraCom to the needs of specific industries.

         SELLING. Selling expenditures for fiscal 1998 were $114,068, compared to no selling expenses in fiscal 1997. This increase is a result of the Company's acquisition of existing product lines in 1998. Selling expenses are expected to increase significantly in connection with the completion of the TeraSCANNER and the TeraCOM service.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, the Company has financed its formation and operations primarily through the sale of equity securities and convertible debt. In early 1998, the Company completed the sale of 900,000 shares of its common stock for $900,000, of which $90,000 was received before December 31, 1997. In May 1998, the Company raised an additional $150,000 upon the sale of a convertible debenture. The debenture was converted into 100,000 shares of common stock in October of 1998 with a forfeiture of interest payable. In September 1998, the Company sold 17,500 shares of its common stock for $74,375. In October 1998, the Company sold $475,000 in convertible debentures. The debentures bear interest at 9%, are convertible into common stock at $4.00 per share and expire in October 2000. In transactions occurring from September to December 1998, the Company sold an additional $650,000 of convertible debentures. These debentures bear interest at 9%, are convertible into common stock at $4.25 per share and expire two years after the date of issuance.

         As of December 31, 1998, the Company had cash and cash equivalents totaling $48,524 and a working capital deficit of $1,897,992. In transactions in January and February 1999, the Company sold an additional 2,598,815 shares of common stock for an aggregate of $6,821,892. The Company paid back $650,000 of convertible debentures with these proceeds

         The Company expects cash flows from operating activities to continue to be negative over the next six to nine months as increases in sales are offset by increases in general and administrative expenses necessary to complete the Company's infrastructure, product development and roll-out. The Company believes that available cash, together with anticipated operating revenues will be adequate to fund the Company's operations over the next

13 months. Nonetheless, the Company is evaluating a potential equity financing in the second or third quarter of 1999. These additional cash reserves would allow the Company the flexibility to increase staff in an effort to accelerate the roll out or the marketing of TeraCOM. No decisions have been made and no assurances can be given as to the timing or terms of any such financings or whether a financing will occur at all.

         In July 1998, the Company acquired ISG Acquisition LLC for $251,000, including assumption of certain liabilities of which $43,800 remained unpaid at March 15, 1999. The Company expects to pay the balance in full during 1999. In July and August 1998, the Company acquired substantially all of the outstanding common stock of TechnoVision Communications, Inc. TechnoVision Communications, Inc. operated at a loss at the time of the acquisition, and is not expected to enhance operating income. The acquisition of Design Analysis Associates, Inc. provided the Company with cash of approximately $400,000. The Company does not expect the high tech design engineering division to contribute significantly to cash flows over the next six to twelve months.

         The Company has secured equipment lease financing in the past from Alliance Leasing. Alliance Leasing is currently in bankruptcy and has been investigated by the SEC. In connection with that investigation, the SEC subpoenaed the Company for its records relating to its transactions with Alliance Leasing. The Company has had discussions with commercial lenders to establish equipment lease financing and working capital line of credit arrangements. However, no commitments have been issued to date and no assurances can be given that the Company will secure commercial financing, or secure financing on terms that are acceptable to it.

RISK FACTORS THAT MAY EFFECT OPERATING RESULTS

         EARLY STAGE COMPANY. The Company is in its early stage, and its operations are subject to all of the risks inherent in the establishment of a new business enterprise, including the absence of an operating history. The likelihood of the success of the Company must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the formation of a new business, the development of new technology, and the competitive environment in which the Company will operate. To date the Company has focused on research and development of technology that addresses communications needs in existing corporate, educational and government markets. In order to achieve profitability, the Company will need to successfully complete development of its products, hire and manage additional staff for administrative, manufacturing and sales related functions, establish internal accounting, inventory and cost controls, market and sell products and effectively service clientele. The Company is only now facing the challenges of moving from a development stage company to an operating company, and no assurances can be given as to the likelihood of success in the transition.

         DEVELOPING MARKET. The multimedia communications market has only recently begun to develop, continues to be defined, is evolving rapidly and is characterized by a large number of market entrants with alternative solutions to similar perceived needs. The Company's success in this market will be dependent in part upon its ability, and in certain cases, the ability of its strategic partners, to convince potential customers that the Company's products satisfy their needs, or satisfy them more effectively than direct or indirect competitors. In addition, the Company has been selling its products for only a short time and has not yet achieved significant market penetration. There can be no assurance that potential customers in this market will accept the Company's technology and products, that the Company will be successful in creating solutions tailored to the requirements of these potential customers or that a more significant market for the Company's products will become established. In addition, the Company's future success will depend in large part on the continued expansion of the multimedia communications market in general, the identification of customers with technological requirements which can be met by the Company's systems in particular, and the acceptance of the Company's systems. As is typical in a rapidly evolving industry, demand for and acceptance of products are subject to a high level of uncertainty. In addition, sales of systems introduced into the multimedia communications market require intense effort over long periods of time. New customers typically acquire a pilot system to evaluate before purchasing systems. In many cases, customers need to purchase a number of systems to meet their requirements and such purchases require the approval of the customer's senior management or board of directors prior to the purchase, which could lead to delays in the purchase or, in some cases, eliminate decisions to purchase the Company's products.

         DEPENDENCE ON NEW PRODUCTS AND RAPIDLY DEVELOPING TECHNOLOGIES. Certain of the Company's products are new to the marketplace, while others are still under development. Once the market for these products is more fully established, competitors may develop and manufacture products similar to the Company's products and may be able to manufacture competitive products which provide higher quality than the Company's systems or which can be manufactured at lower cost. The markets in which the Company operates are subject to rapid technological change and product obsolescence. The Company has primarily focused on developing its technology and products and believes that its future success will depend in part upon its ability to develop and enhance its existing products and develop new products and to meet such anticipated technological changes. If the Company does not successfully introduce new products or enhanced versions of its current products in a timely manner, any competitive position the Company has or may develop could be lost and the Company's sales would be reduced. There can be no assurance that the Company will be able to develop and introduce enhanced or new products which satisfy a broad range of customer needs and achieve market acceptance or that such development and introduction will occur without adverse delays.

         RISK OF PRODUCT DEFECTS. Products and services as complex as those the Company offers and intends to offer may contain undetected errors or "bugs" when introduced or when new products or versions are released. No assurance can be given that, despite testing by the Company, errors will not be found in new products or releases after commencement of commercial shipments, resulting in loss of market share or failure to achieve market acceptance. In addition, the Company has not yet begun mass production of its products. There is no assurance that the mass-produced version of a product will perform as well as the current prototype of that product. Any such occurrence could have a material adverse effect upon the Company's business, financial condition and results of operations.

         COMPETITION. The Company also faces competition from companies, who are focused on network communications such as Microsoft, Lucent, 3COM, Nortel Networks and Cisco. Each of these competitors has far greater capital, marketing, and other resources than the Company. Those competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements and may be able to devote greater resources to the promotion and sale of their products and services. There can be no assurance that the Company's products will achieve significant market penetration, that the Company's products will obtain or retain a technological advantage in the market, or that these or other firms will not develop new or enhanced products that are more effective than any that have been or may be developed by the Company. Any increase in competition could result in material price reductions or the inability to obtain or retain market share by the Company and could have a material adverse effect on the Company's business, financial condition and results of operations.

         DEPENDENCE ON CERTAIN SUPPLIERS AND LICENSES. The Company is currently dependent upon a few critical suppliers and licenses for the success of its business. The Company's business strategy has been to combine its proprietary technology and products with "best of class" technology and products and design an integrated, seamless product that takes advantage of the superior quality of its components. As a result, the Company has necessarily placed heavy reliance on suppliers of key elements of the Company's products. The Company currently licenses its wavelet compression module. The Company has enhanced the basic module licensed by the Company, and owns those modifications. However, the existing license requires the Company to pay a royalty for each unit sold by the Company. Failure to pay such royalties when due could result in the termination of the license. In addition, the Company's compression technology is dependent upon its continued access to the newly developed PowerPC microprocessor, which it currently purchases from Motorola, Inc. The Company's enhanced wavelet module and the processing power of the Power PC microprocessor enable the data compression that makes the products viable. The loss of access to the wavelet compression module or Power PC microprocessor would result in slower processing times until a substitute technology could be developed. Further delays in the receipt of such key elements from suppliers could adversely affect the Company's ability to meet production schedules and fill orders.

         RELIANCE ON PROPRIETARY TECHNOLOGY. The Company has filed a patent on its network topology. The Company anticipates that its activities will also result in a number of additional patent applications and patents. However, no such patents have been issued to date and no assurance can be given that any such patents will be issued or, if issued, will provide significant commercial protection. The Company regards its software covering the operation of its products as proprietary and relies primarily on a combination of copyright, trademark, trade secret and confidential information laws, and on employee and third-party non-disclosure agreements and other methods, to protect its proprietary rights. There can be no assurance that these protections will be adequate to protect the Company's intellectual property rights or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technologies. The Company believes that its products, trademarks and other proprietary rights do not infringe on the proprietary rights of third parties. There can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future products, trademarks or other Company works or that such assertion may not require the Company to enter into royalty arrangements or result in costly litigation.

         NEED FOR ADDITIONAL SKILLED PERSONNEL. The Company believes that its success will depend in large part upon its continued ability to attract and retain programmers and other skilled employees, which is difficult because the market for the services of such individuals is very competitive. As such, the Company's success will depend to some extent on new employees who have not been identified, and have not agreed to join the Company. In addition, the Company will necessarily utilize the services of certain outside, independent parties (programmers, marketing, sales, etc.). While the Company will have consulting agreements with these entities, there can be no assurance that such entities will not violate the terms of the consulting agreements, or otherwise fail to meet the terms of the agreements.

         DEPENDENCE UPON KEY PERSONNEL. The Company is particularly dependent on the services of David Fann, Paul Cox and Grant Holcomb, its Chief Executive Officer, President, and Chief Technology Officer, respectively. The loss of any of these individuals would have a material adverse effect on the Company. The Company has applied for, and obtained, key-man life insurance for Paul Cox and Grant Holcomb. It has applied for, but not yet obtained, key-man life insurance for David Fann.

YEAR 2000 COMPLIANCE

         THE INFORMATION PRESENTED BELOW RELATED TO YEAR 2000 COMPLIANCE CONTAINS FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED BELOW AND ELSEWHERE IN THIS FORM 10-K REGARDING YEAR 2000 COMPLIANCE.

         THE YEAR 2000. The Year 2000 (Y2K) issue is the result of certain computer hardware, operating system software and software application programs having been developed using two digits rather than four to define a year. For example the clock circuit in certain hardware may be incapable of holding a date beyond the year 1999; some operating systems may recognize a date using "00" as the year 1900 rather than 2000 and certain applications may have limited date processing capabilities. These problems could result in the failure of major systems or miscalculations, which could have a material impact on companies through business interruption or shutdown, financial loss, damage to reputation, and legal liability to third parties.

         STATE OF READINESS. Within the past twelve months, the Company has been assessing its exposure to risks relating to the Y2K issue. That analysis and remediation issues are addressed in a four-phase plan of action.

         PHASE I-- INVENTORY AND RISK ASSESSMENT. This Phase requires an inventory and assessment of the business and information systems used by the Company, including desktop hardware and software, network hardware and software, telephone systems, and general business systems with embedded technology. The Company uses desktop products from Apple Computer. As reported below, Apple Computer has reported that its products and operating system are Y2K compliant. In addition the Company uses "off the shelf" software for desktop applications. In connection with a review of this software the Company intends to replace is accounting software on or before June 30, 1999. The Company intends to relocate its corporate headquarters on or before December 31, 1999, and is evaluating the compliance of general business systems for prospective relocation sites. Further, the Company's existing products are all Year 2000 compliant and contain four digit date codes. As a result, the Company believes is has completed 75% of its Phase I analysis, and anticipates that this Phase will be completed during the second quarter of fiscal 1999.

         PHASE II--REMEDIATION COST ESTIMATION. This Phase involves the analysis of each Y2K compliance issue, determination of how such risks will be remediated and the cost of such remediation. As indicated, the Company does not anticipate needing to replace any significant hardware. It will upgrade some desktop software with readily available prepackaged programs. Because of the Company's limited operating history, it does not expect to incur significant time or expense in connection with transferring data to any upgraded desktop software. Any cost the Company incurs in connection with upgrading embedded systems in new physical facilities will be dependent on the exact location selected. The Company anticipates that this Phase will be completed during the second quarter of fiscal 1999. Based on its assessment to date, the Company believes that neither the costs associated with its Year 2000 compliance nor the consequences of incomplete or untimely resolution of the Year 2000 problem by the Company will have a material adverse effect on the Company's business, financial condition or results of operations in any given year.

         PHASE III-- REMEDIATION. This Phase includes the replacement or correction of any necessary business or information systems. The Company has not incurred significant remediation expenses to date. A detailed project plan for the remediation is being developed. The Company anticipates that this Phase will be completed during the second quarter of fiscal 1999.

         PHASE IV-- REMEDIATION TESTING. This Phase includes the future date testing of all remediation efforts made in Phase III to confirm that the changes made bring the affected systems into compliance, no new problems have arisen as a result of the remediation and that all new systems which replaced noncompliant systems are Y2K compliant regardless of whether vendors represent that such systems are Y2K complaint. This Company anticipates that this Phase will be completed during third quarter fiscal 1999.

         THIRD PARTY RELATIONSHIPS. Even if the internal systems of the Company are not materially affected by the Year 2000 problem, the Company's business, financial condition and results of operations could be materially adversely affected by disruption in the operation of enterprises with which the Company interacts. The Company currently relies or plans to rely on Apple Computer, Inc., Motorola, Inc., Ingram Micro, Inc. and Sprint Communications in connection with the design, manufacture, distribution and operation of components of the TeraCOM Service. Each of these entities is a reporting company that files reports with the Securities and Exchange Commission regarding Year 2000 compliance. Based on these reports, the Company believes the status of these entities with regard to Year 2000 compliance to be as set forth below.

         APPLE COMPUTER, INC.. The TeraCOM product is based on a computer supplied by Apple Computer, Inc. Apple Computer, Inc. has reported that its computers and operating systems are Year 2000 compliant. However, the vendors that provide products and services to Apple Computer, Inc. may experience difficulties associated with the Y2K issue. Any interruption in manufacturing or distributing the computers may cause a significant interruption in the Company's sales. Interruptions in the supply of computers to the Company may materially adversely affect the Company's results of operations.

         MOTOROLA, INC. The TeraCOM Service takes advantage of the PowerPC microprocessor from Motorola, Inc. Motorola, Inc. has stated that it believes the microprocessor is Year 2000 compliant. Further, Motorola has reported that it does not expect significant interruption to its manufacturing capabilities because of the failure of its manufacturing tools and equipment to be Year 2000 compliant. However, Motorola, Inc. cannot guarantee its Year 2000 compliance or that of its suppliers. Any interruption in the production of the microprocessor may cause a significant interruption in the Company's sales.

         SPRINT COMMUNICATIONS. The Company has chosen Sprint Communications as its preferred network supplier for TeraCOM. Sprint Communications has reported that it has developed a plan to achieve Year 2000 compliance of its business systems in 1999. However, Sprint Communications cannot guarantee its Year 2000 compliance or that of its suppliers. While another company could be retained to supply network capabilities, any interruption or failure of Sprint Communication's network could have a significant adverse effect on the Company's business.

         INGRAM MICRO, INC. The Company plans to rely on Ingram Micro, Inc. for the assembly and distribution of hardware components used to deliver TeraCOM. Ingram Micro, Inc. has reported that it has developed a comprehensive plan to achieve Year 2000 compliance of its sensitive systems by the fall of 1999. However, Ingram Micro, Inc. cannot guarantee its Year 2000 compliance or that of its suppliers. While another company could be retained to assemble and distribute TeraCOM, any interruption in Ingram Micro Inc.'s assembly or distribution of TeraCOM could have a significant adverse effect on the Company's business.

         RISK FACTORS. Based on current information, the Company believes the Y2K issue will not have a material adverse effect on the Company, its consolidated financial position, results of operations or cash flows. However, there can be no assurance that the Company's Y2K remediation efforts, or those of third parties will be properly and timely completed, and the failure to do so could have a material adverse effect on the Company, its business, results of operation, and its financial condition. In particular, the Company has not yet completed its assessment of the Y2K readiness of its significant third party service providers. Completion of this assessment may result in the identification of additional issues, which could have a material adverse effect on the Company's results of operations. In addition, important factors that could cause results to differ materially include, but are not limited to, the ability of the Company to successfully identify systems which have a Y2K issue, the nature and amount of remediation effort required to fix the affected system, and the costs and availability of labor and resources to successfully address the Y2K issues.

         CONTINGENCY PLANS. The Company is continuing to formulate its contingency plans. The Company views its dependence on critical suppliers as its primary exposure to potential Y2K concerns. The Company will continue to evaluate potential alternatives to reduce its dependence on those suppliers, and secure alternate supplies in the event that any supplier experiences significant business interruption as a result of Y2K or other concerns. Development of the Y2K contingency plans is expected to be substantially complete by the end of the third quarter of 1999.

ITEM 7.     FINANCIAL STATEMENTS.

                         TERAGLOBAL COMMUNICATIONS CORP.

                          INDEX TO FINANCIAL STATEMENTS

                                                                      Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                      F-1

FINANCIAL STATEMENTS

       Consolidated Balance Sheet                                     F-2-3

       Consolidated Statements of Operations                            F-4

       Consolidated Statements of Shareholders' Equity                  F-5

       Consolidated Statements of Cash Flows                          F-6-7

       Notes to Consolidated Financial Statements                    F-8-25


                                    PART III

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     Information regarding directors and executive officers of the Company will appear in the Proxy Statement for the Annual Meeting of Stockholders and is incorporated herein by this reference. The Proxy Statement will be filed with the SEC within 120 days following December 31, 1998.

ITEM 10. EXECUTIVE COMPENSATION.

     Information regarding executive compensation will appear in the Proxy Statement for the Annual Meeting of Stockholders and is incorporated herein by this reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information regarding security ownership of certain beneficial owners and management will appear in the Proxy Statement for the Annual Meeting of Stockholders and is incorporated herein by this reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information regarding certain relationships and related transactions will appear in the Proxy Statement for the Annual Meeting of Stockholders and is incorporated herein by this reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)    Exhibits:


       Exhibit No.        Description
       -----------        -----------
           3.1        Articles of Incorporation, as amended (1)

           3.2        Bylaws, as amended (1)

           4.1        Form of Convertible Debenture (1)

           10.1       Agreement and Plan of Merger with Design Analysis
                      Associates, Inc. dated September 30, 1998 (1)

           10.2       Asset Purchase Agreement with Interactive Solutions Group,
                      Inc. dated July 31, 1998 (1)

           10.3       Agreement and Plan of Corporate Reorganization and
                      Separation dated December 18, 1998 (2)

           10.4       Ingram Micro Agreement (1)

           10.5       Employment Agreement with Mr. Cox (1)

           10.6       Employment Agreement with Mr. Fann (1)

           10.7       Employment Agreement with Mr. Holcomb (1)

           10.8       Employment Agreement with Mr. Nakhleh (2)

           10.9       1997 Employee Stock Option Plan (1)

           10.9.1     1999 Employee Stock Option Plan

           10.10      MENTAT Agreement (1)

           10.11      Alliance Leasing Form of Capital Equipment Lease (1)

           10.12      Infinop Licensing Agreement (1)

           10.13      Apple Direct Value Added Reseller U.S. Sales Agreement (3)

           11         Statement re Computation of Earnings Per Share (1)

           21         Subsidiaries of the Registrant (2)

           27         Financial Data Schedule

            (1)       Incorporated by reference to the Company's Registration
                      Statement on Form 10-SB (000-25115) filed on November 25,
                      1998.

            (2)       Incorporated by reference to the Company's Pre-Effective
                      Amendment No. 1 to Form 10-SB filed on January 22, 1999.

            (3)       Incorporated by reference to the Company's Post-Effective
                      Amendment No. 1 to Form 10-SB filed on February 12, 1999.


     (b)       Reports on Form 8-K:

     During the quarter ended December 31, 1998, the Company filed no reports on Form 8-K.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 29, 1999          TERAGLOBAL COMMUNICATIONS CORP.


                                 By: /S/ ISSA NAKHLEH
                                     ------------------------------------------
                                     Issa Nakhleh, Chief Financial Officer


              Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                 Title                               Date


/s/ PAUL COX              Chairman of the Board and           March 29, 1998
----------------------    President
Paul Cox

/s/ DAVID FANN            Director and Chief Executive        March 29, 1998
----------------------    Officer
David Fann

/s/ GRANT HOLCOMB         Director, Chief Technical Officer   March 29, 1998
----------------------    and Secretary
Grant Holcomb

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Shareholders
TeraGlobal Communications Corp.

We have audited the accompanying consolidated balance sheet of TeraGlobal Communications Corp. and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended and for the period from February 7, 1997 (inception) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TeraGlobal Communications Corp. and subsidiaries as of December 31, 1998, and the consolidated results of their operations and their consolidated cash flows for the year then ended and for the period from February 7, 1997 (inception) to December 31, 1997 in conformity with generally accepted accounting principles.



SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
March 19, 1999

                                                 TERAGLOBAL COMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEET
                                                               DECEMBER 31, 1998
--------------------------------------------------------------------------------

                                        ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                        $   48,524
     Note receivable - related party                                      56,500
     Inventory                                                            20,073
     Prepaid expenses and other current assets, including $4,200
         from related parties                                             21,831
                                                                      ----------
              Total current assets                                       146,928

FURNITURE AND EQUIPMENT, net                                           1,094,350
EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED, net of
     accumulated amortization of $318,174                              3,499,917
OTHER ASSETS                                                             157,422
                                                                      ----------
                      TOTAL ASSETS                                    $4,898,617
                                                                      ----------
                                                                      ----------



                                                 TERAGLOBAL COMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEET (CONTINUED)
                                                               DECEMBER 31, 1998
--------------------------------------------------------------------------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable, including $109,704 to a related party      $   786,569
     Short-term loans                                                  65,986
     Accrued expenses, including $26,144 to a related party           142,464
     Current portion of notes payable - related parties               343,846
     Current portion of capitalized lease obligations                 706,055
                                                                  -----------

         Total current liabilities                                  2,044,920

CONVERTIBLE PROMISSORY NOTES                                        1,125,000
NOTES PAYABLE - RELATED PARTIES, less current portion                 194,460
CAPITALIZED LEASE OBLIGATIONS, less current portion                   603,405
                                                                  -----------

              Total liabilities                                     3,967,785
                                                                  -----------
                                                                  -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
     Preferred stock, $1.00 par value, non-voting
         100,000 shares authorized
         no shares issued and outstanding                                --
     Common stock, $0.001 par value
         50,000,000 shares authorized
         15,188,506 shares issued and outstanding                      15,189
     Additional paid-in capital                                     5,310,516
     Common stock subscribed                                           74,375
     Accumulated deficit                                           (4,469,096)
     Cumulative foreign currency translation adjustment                  (155)
                                                                  -----------

              Total shareholders' equity                              930,832
                                                                  -----------

                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $ 4,898,617
                                                                  -----------
                                                                  -----------

                                                 TERAGLOBAL COMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                        FOR THE YEAR ENDED DECEMBER 31, 1998 AND
           FOR THE PERIOD FROM FEBRUARY 7, 1997 (INCEPTION) TO DECEMBER 31, 1997
--------------------------------------------------------------------------------

                                                            1998               1997
                                                         ------------       ------------

NET SALES                                                $    284,515       $       --

COST OF SALES                                                 270,132               --
                                                         ------------       ------------
GROSS PROFIT                                                   14,383               --
                                                         ------------       ------------
OPERATING EXPENSES
     Legal                                                    472,248             67,463
     General and administrative                             1,802,048            130,237
     Selling                                                  114,068               --
     Research and development                               1,484,886             41,259
     Consulting - related parties                              62,847             94,488
                                                         ------------       ------------
         Total operating expenses                           3,936,097            333,447
                                                         ------------       ------------
LOSS FROM OPERATIONS                                       (3,921,714)          (333,447)
                                                         ------------       ------------
OTHER INCOME (EXPENSE)
     Interest income                                              984                754
     Interest expense                                        (156,852)            (3,601)
     Other income                                                --                  759
                                                         ------------       ------------
         Total other income (expense)                        (155,868)            (2,088)
                                                         ------------       ------------
LOSS BEFORE MINORITY INTEREST IN LOSS OF SUBSIDIARY        (4,077,582)          (335,535)

MINORITY INTEREST IN LOSS OF SUBSIDIARY                           (34)              --
                                                         ------------       ------------
NET LOSS                                                 $ (4,077,616)      $   (335,535)
                                                         ------------       ------------
                                                         ------------       ------------
BASIC LOSS PER SHARE                                     $      (0.33)      $      (0.09)
                                                         ------------       ------------
                                                         ------------       ------------
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING                 12,300,908          3,627,064
                                                         ------------       ------------
                                                         ------------       ------------

                                                 TERAGLOBAL COMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                        FOR THE YEAR ENDED DECEMBER 31, 1998 AND
           FOR THE PERIOD FROM FEBRUARY 7, 1997 (INCEPTION) TO DECEMBER 31, 1997
--------------------------------------------------------------------------------

                                                                                                                        Cumulative
                                                                                                                         Foreign
                                                               Common Stock       Additional    Common                   Currency
                                                           ---------------------    Paid-in     Stock     Accumulated   Translation
                                                             Shares     Amount      Capital    Subscribed   Deficit     Adjustment
                                                           ---------  ----------  ----------   ----------  ----------   ------------
BALANCE, FEBRUARY 7, 1997                                  2,200,000    $  2,200  $  (2,200)  $         - $         -   $          -
COMMON STOCK ISSUED BY VIDEO STREAM, INC. FOR SERVICES
   RENDERED - RELATED PARTY                                                            9,795
COMMON STOCK ISSUED BY VIDEO STREAM, INC. FOR STOCK
   DIVIDEND - RELATED PARTY                                                           69,930                  (69,930)
CANCELLATION OF COMMON STOCK ISSUED BY VIDEO STREAM,
   INC. FOR STOCK DIVIDEND                                                           (13,985)                  13,985
REVERSE MERGER
   Shares issued for the acquisition of Video Stream, Inc. 7,650,000       7,650      (7,650)
COMMON STOCK SUBSCRIBED                                                                           190,000
CHANGE IN CUMULATIVE FOREIGN CURRENCY TRANSLATION
   ADJUSTMENT                                                                                                                    866
NET LOSS                                                                                                     (335,535)
                                                           ---------  ----------  ----------   ----------  ----------   ------------
BALANCE, DECEMBER 31, 1997                                 9,850,000       9,850      55,890      190,000    (391,480)           866
COMMON STOCK ISSUED FOR
   Cash                                                    1,210,000       1,210     789,790
   Acquisition of TechnoVision Communications, Inc.        3,563,506       3,564   3,559,942
   Acquisition of Design Analysis Associates, Inc.           250,000         250     476,162
   Services rendered                                          25,000          25      89,025
   Conversion of promissory note                             100,000         100     149,900
ISSUANCE OF COMMON STOCK SUBSCRIBED                          190,000         190     189,810     (190,000)
COMMON STOCK SUBSCRIBED                                                                            74,375
CHANGE IN CUMULATIVE FOREIGN CURRENCY TRANSLATION
   ADJUSTMENT                                                                                                                (1,021)
NET LOSS                                                                                                   (4,077,616)
                                                           ---------  ----------  ----------   ----------  ----------   ------------
     BALANCE, DECEMBER 31, 1998                           15,188,506  $   15,189 $ 5,310,519    $  74,375 $(4,469,096)  $      (155)
                                                           ---------  ----------  ----------   ----------  ----------   ------------
                                                           ---------  ----------  ----------   ----------  ----------   -----------

                                                                    Total
                                                                 ------------

BALANCE, FEBRUARY 7, 1997                                         $       -
COMMON STOCK ISSUED BY VIDEO STREAM, INC. FOR SERVICES
   RENDERED - RELATED PARTY                                           9,795
COMMON STOCK ISSUED BY VIDEO STREAM, INC. FOR STOCK
   DIVIDEND - RELATED PARTY                                               -
CANCELLATION OF COMMON STOCK ISSUED BY VIDEO STREAM,
   INC. FOR STOCK DIVIDEND                                                -
REVERSE MERGER
   Shares issued for the acquisition of Video Stream, Inc.                -
COMMON STOCK SUBSCRIBED                                             190,000
CHANGE IN CUMULATIVE FOREIGN CURRENCY TRANSLATION
   ADJUSTMENT                                                           866
NET LOSS                                                           (335,535)
                                                                  ---------
BALANCE, DECEMBER 31, 1997                                         (134,874)
COMMON STOCK ISSUED FOR
   Cash                                                             791,000
   Acquisition of TechnoVision Communications, Inc.               3,563,506
   Acquisition of Design Analysis Associates, Inc.                  476,412
   Services rendered                                                 89,050
   Conversion of promissory note                                    150,000
ISSUANCE OF COMMON STOCK SUBSCRIBED                                       -
COMMON STOCK SUBSCRIBED                                              74,375
CHANGE IN CUMULATIVE FOREIGN CURRENCY TRANSLATION
   ADJUSTMENT                                                        (1,021)
NET LOSS                                                         (4,077,616)
                                                                  ---------
     BALANCE, DECEMBER 31, 1998                                   $ 930,832
                                                                  ---------
                                                                  ---------



 The accompanying notes are an integral part of these financial statements.

                                                 TERAGLOBAL COMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        FOR THE YEAR ENDED DECEMBER 31, 1998 AND
           FOR THE PERIOD FROM FEBRUARY 7, 1997 (INCEPTION) TO DECEMBER 31, 1997
--------------------------------------------------------------------------------

                                                                                      1998               1997
                                                                                ---------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                     $    (4,077,616)   $       (335,535)
   Adjustments to reconcile net loss to net cash
     used in operating activities
       Depreciation                                                                     417,350               4,860
       Amortization of goodwill                                                         318,174                   -
       Minority interest                                                                     34                   -
       Stock issued for services rendered                                                89,050                   -
       Issuance of stock by Video Stream, Inc. to related party for
         services rendered                                                                    -               9,795
   (Increase) decrease in
     Accounts receivable                                                                420,705                   -
     Prepaid expenses and other current assets                                           26,636              (5,503)
     Inventory                                                                           14,045                   -
   Increase (decrease) in
     Accounts payable                                                                   843,535             111,819
     Accrued expenses                                                                  (111,232)              3,496
                                                                                ---------------    ----------------

           Net cash used in operating activities                                     (2,059,319)           (211,068)
                                                                                ---------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of ISG membership interests                                             (105,800)                  -
   Acquisition of ATI Access Technologies, Inc.                                               -                   1
   Purchase of furniture and equipment                                                 (193,465)               (854)
   Acquisition of Design Analysis Associates, Inc.'s cash                               235,584                   -
   Acquisition of TechnoVision Communications, Inc.'s cash                               54,629                   -
                                                                                ---------------    ----------------

           Net cash used in investing activities                                         (9,052)               (853)
                                                                                ---------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from note payable                                                           127,338              69,920
   Payments on notes payable                                                           (142,516)                  -
   Payments on short-term loan                                                          (11,597)            (69,920)
   Proceeds from loan from affiliate                                                          -              48,760
   Proceeds from common stock subscription                                               74,375             190,000
   Payments on capital leases                                                           (23,389)                  -
   Proceeds from common stock issuance                                                  791,000                   -
   Proceeds from convertible promissory notes                                         1,275,000                   -
                                                                                ---------------    ----------------

           Net cash provided by financing activities                                  2,090,211             238,760
                                                                                ---------------    ----------------

                                                 TERAGLOBAL COMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                        FOR THE YEAR ENDED DECEMBER 31, 1998 AND
           FOR THE PERIOD FROM FEBRUARY 7, 1997 (INCEPTION) TO DECEMBER 31, 1997
--------------------------------------------------------------------------------

                                                                  1998               1997
                                                            ---------------    ----------------

CUMULATIVE TRANSLATION ADJUSTMENT                           $        (1,021)   $            866
                                                            ---------------    ----------------
              Net increase in cash and cash equivalents              20,819              27,705
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                         27,705                   -
                                                            ---------------    ----------------
CASH AND CASH EQUIVALENTS, END OF YEAR                      $        48,524    $         27,705
                                                            ---------------    ----------------
                                                            ---------------    ----------------



SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
As discussed further in Note 9, during the period from February 7, 1997 (inception) to December 31, 1997, Video Stream, Inc. declared and issued a stock dividend of 100,000 shares of its common stock valued at $69,930. 80,000 of these shares, valued at $55,936, were issued to a current shareholder/officer and a former shareholder/officer of the Company. 20,000 shares, valued at $13,985, were issued to ATI Access Technologies, Inc. and were subsequently cancelled prior to December 31, 1997.

During the year ended December 31, 1998, the Company issued 190,000 shares valued at $190,000 that had been subscribed at December 31, 1997.

During the year ended December 31, 1998, the Company converted a $150,000 promissory note into 100,000 shares of common stock.

                                                 TERAGLOBAL COMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1998
--------------------------------------------------------------------------------

NOTE 1 - DESCRIPTION OF BUSINESS

         TeraGlobal Communications Corp. (a Wyoming corporation) and subsidiaries (the "Company") is engaged in the development of communications productivity solutions and multimedia (voice, video, image, and data) collaboration systems. Effective September 17, 1998, the Company changed its name from Video Stream International, Inc. to TeraGlobal Communications Corp.

         Canada, Inc. was formed under the laws of Canada on February 7, 1997 and subsequently changed its name to Video Stream, Inc. ("VSI") on April 25, 1997. On October 31, 1997, Triple "D" Court, Inc. ("Triple D") acquired all of the outstanding stock of VSI in exchange for an aggregate of 7,650,000 shares of newly issued common stock. For accounting purposes, the transaction has been treated as a recapitalization of VSI, with VSI as the accounting acquirer (reverse acquisition). The operations of Triple D have been included with those of the Company from the acquisition date. Triple D subsequently changed its name to Video Stream International, Inc. Triple D was incorporated in Wyoming on February 7, 1997 and was a development stage enterprise from the date of incorporation until its acquisition of VSI. Triple D had no assets or liabilities at the date of the acquisition and did not have significant operations prior to the acquisition. Therefore, no pro forma information is presented.

         ATI ACCESS TECHNOLOGIES, INC.
         On December 11, 1997, VSI completed a merger with ATI Access Technologies, Inc. (previously B.C. LTD) ("ATI"), a Canadian company, whereby VSI purchased the net assets of ATI through the forgiveness of a short-term loan to ATI by VSI of $48,760 and payment of $1. The acquisition was accounted for in a manner similar to a pooling of interests. The assets acquired and the liabilities assumed were as follows:

                  Note receivable                                    $          2,797
                  Prepaids and other current assets                             2,582
                  Furniture and equipment, at net book value                   23,443
                  Short-term loan to VSI                                       48,760
                                                                     ----------------

                      Total assets                                             77,582

                  Short-term loan                                             (77,583)
                                                                     ----------------

                           PURCHASE PRICE                            $             (1)
                                                                     ----------------
                                                                     ----------------

                                                 TERAGLOBAL COMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1998
--------------------------------------------------------------------------------

NOTE 1 - DESCRIPTION OF BUSINESS (CONTINUED)

         ACQUISITIONS
         During June 1998, the Company made an offer, pursuant to a confidential Private Placement Memorandum, an Exchange Offer letter, and related Letter of Transmittal, to shareholders of TechnoVision Communications, Inc. ("TechnoVision"), a Georgia company, to acquire all of the issued and outstanding common stock of TechnoVision. TechnoVision shareholders were offered one common share of the Company for every two common shares of TechnoVision tendered. Such offer originally expired on July 15, 1998, but was extended to August 7, 1998. At the date of this report, the Company believes that TechnoVision shareholders have tendered approximately 99% of the total issued and outstanding common shares of TechnoVision, and as a result, believes it has effective control of TechnoVision.

         The Company purchased the net assets of TechnoVision through the forgiveness of a short-term loan by TechnoVision to the Company of $334,884 and payment of $3,563,506 in common stock of the Company. The acquisition was accounted for by the purchase method. The assets acquired and the liabilities assumed were as follows:

                  Cash                                                         $         54,629
                  Accounts receivable                                                   252,705
                  Prepaids and other current assets                                     195,007
                  Note receivable - related party                                        56,500
                  Inventory                                                              34,118
                  Furniture and equipment, at net book value                          1,200,212
                  Accounts payable                                                     (140,340)
                  Customer deposits                                                    (105,000)
                  Notes payable                                                        (553,484)
                  Capital leases                                                     (1,332,849)
                  Minority interest                                                          34
                                                                               ----------------

                      Total net assets                                                 (338,468)

                  Excess of cost over fair value of net assets acquired               3,567,090
                                                                               ----------------
                           CONSIDERATION                                       $      3,228,622
                                                                               ----------------
                                                                               ----------------


         The information provided in the above table is based on TechnoVision's audited financial statements as of June 30, 1998. The consideration is based on the issuance of 3,563,506 shares for 99% of TechnoVision at $1.00 per share, the price of the last private placement financing completed in May and June 1998, reduced by the value of the forgiven short-term loan. The excess of cost over fair value of net assets acquired is being amortized on a straight-line basis over five years.

                                                 TERAGLOBAL COMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1998
--------------------------------------------------------------------------------


NOTE 1 - DESCRIPTION OF BUSINESS (CONTINUED)

         ACQUISITIONS (Continued)
         Effective July 28, 1998, the Company acquired all of the membership interests in ISG Acquisition, LLC, a Delaware limited liability company wholly-owned by Interactive Solutions Group, in exchange for the forgiveness of a loan for $160,000 and the assumption of liabilities of ISG Acquisition, LLC up to $91,000 for a total purchase price of $251,000. The principal shareholder of Interactive Solutions Group was a director/officer of the Company at December 31, 1997 and December
         31, 1998. The excess of cost over fair value of net assets acquired is being amortized on a straight-line basis over five years. ISG did not have significant operations prior to the acquisition. Therefore, no pro forma information is presented.

         Effective November 1, 1998, the Company acquired, pursuant to an Agreement of Merger and a Plan of Corporate Reorganization and Separation, all of the issued and outstanding common stock of Design Analysis Associates, Inc. ("DAA"), a Utah company, in exchange for 250,000 shares of the Company's common stock. The acquisition was accounted for under the purchase method. The assets acquired and the liabilities assumed were as follows:

                  Cash                                                         $         235,584
                  Accounts receivable                                                    167,997
                  Furniture and equipment, at net book value                              98,587
                  Accounts payable                                                       (25,756)
                                                                                ----------------

                      Total net assets                                                   476,412
                  Excess of cost over fair value of net assets acquired                        -
                                                                                ----------------
                           CONSIDERATION                                        $        476,412
                                                                                ----------------
                                                                                ----------------


         The information provided in the above table is based on DAA's audited financial statements. The consideration is based on the issuance of 250,000 shares at the closing price of the Company's stock on October 29, 1998, the closing date of the acquisition, of $3.50 per share, discounted by 46% to reflect the thin trading of the Company's stock.

                                                 TERAGLOBAL COMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1998
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         CONCENTRATIONS OF CREDIT RISK
         The Company sells its products throughout the United States and extends credit to its customers and performs ongoing credit evaluations of such customers. The Company does not obtain collateral to secure its accounts receivable. The Company evaluates its accounts receivable on a regular basis for collectability and provides for an allowance for potential credit losses as deemed necessary.

         One customer accounted for 77% of the Company's net sales for the year ended December 31, 1998. At December 31, 1998, there were no amounts due from this customer.

         At December 31, 1998, five vendors accounted for 34%, 20%, 19%, 14% and 11% of cost of sales. At December 31, 1998, the amounts due to these vendors were not material.

         ESTIMATES
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.
         Actual results could differ from those estimates.

         PRINCIPLES OF CONSOLIDATION
         The consolidated financial statements include the accounts of TeraGlobal Communications Corp. and its wholly-owned subsidiaries, ATI Access Technologies, Inc., TGC Acquisition, Inc., TeraGlobal Communications (Canada) Corporation, and TechnoVision Communications, Inc. All intercompany accounts and transactions have been eliminated.

         REVENUE RECOGNITION
         The Company recognizes revenue from the sale of products when the products are shipped.

         MINORITY INTEREST
         The accompanying consolidated balance sheet as of December 31, 1998 does not reflect a minority interest liability as TechnoVision, on a stand-alone basis, had a shareholders' deficit as of that date. The accompanying consolidated statements of operations for the year ended December 31, 1998 and the period from February 7, 1997 (inception) to December 31, 1997 do not reflect the minority interest's share of TechnoVision's losses for said periods as the related accrual would result in the Company's recording of a minority interest receivable.

                                                 TERAGLOBAL COMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1998
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         CASH AND CASH EQUIVALENTS
         For purposes of the statements of cash flows, the Company considers all highly-liquid investments purchased with original maturities of three months or less to be cash equivalents.

         INVENTORY
         Inventory is stated at the lower of cost or market and consists of raw materials. Cost is determined using specific identification.

         FURNITURE AND EQUIPMENT
         Furniture and equipment are recorded at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over an estimated useful life of five years. Betterments, renewals, and extraordinary repairs that extend the life of the asset are capitalized; other repairs and maintenance charges are expensed as incurred. The cost and related accumulated depreciation applicable to assets retired are removed from the Company's accounts, and the gain or loss on dispositions, if any, is recognized in the statement of operations.

         DEVELOPMENT STAGE ENTERPRISE
         During the year ended December 31, 1998, the Company ceased to be a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company's planned principal operations have commenced, and there have been significant revenues from those operations.

         RESEARCH AND DEVELOPMENT COSTS
         Research and development costs are charged to expense as incurred.

         INCOME TAXES
         The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes, if applicable, represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

                                                 TERAGLOBAL COMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1998
--------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         EARNINGS PER SHARE
         During the period from February 7, 1997 (inception) to December 31, 1997, the Company adopted SFAS No. 128, "Earnings per Share." Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings per share are not presented for 1998 and 1997 because common stock equivalents are anti-dilutive.

         COMPREHENSIVE INCOME
         For the year ended December 31, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on available-for-sale securities. Comprehensive income is not presented in the Company's financial statements since the difference between net income and comprehensive income was immaterial.

         FAIR VALUE OF FINANCIAL INSTRUMENTS
         The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, notes receivable, accounts payable, and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amounts shown for short-term loans and notes payable also approximate fair value because current interest rates offered to the Company for short-term loans of similar maturities are substantially the same or the difference is immaterial.

         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
         In February 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Post-Retirement Benefits." The Company does not expect adoption of SFAS No. 132 to have a material impact, if any, on its financial position or results of operations.

                                                 TERAGLOBAL COMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1998
--------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)
         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for financial statements with fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company does not expect adoption of SFAS No. 133 to have a material effect, if any, on its financial position or results of operations.

         In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," which is effective for financial statements with the first fiscal quarter beginning after December 15, 1998. The Company does not expect adoption of SFAS No. 134 to have a material effect, if any, on its financial position or results of operations.

         In February 1999, the FASB issued SFAS No. 135, "Rescission of FASB Statement No. 75 and Technical Corrections," which is effective for financial statements with fiscal years beginning February 1999. This statement is not applicable to the Company.


NOTE 3 - NOTE RECEIVABLE - RELATED PARTY

         The loan is to a current officer/director of the Company. The note is due on or before June 1, 1999, bears interest at 8% per year, and is unsecured.


NOTE 4 - FURNITURE AND EQUIPMENT

         Furniture and equipment at December 31 consisted of the following:

                                                                1998               1997
                                                          ---------------    ----------------

                  Furniture and fixtures                  $       192,064    $              -
                  Office equipment                                306,284                 674
                  Computers and software                        1,018,212              23,623
                                                          ---------------    ----------------
                                                                1,516,560              24,297
                  Less accumulated depreciation                   422,210               4,860
                                                          ---------------    ----------------

                      TOTAL                               $     1,094,350    $         19,437
                                                          ---------------    ----------------
                                                          ---------------    ----------------

                                                 TERAGLOBAL COMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1998
--------------------------------------------------------------------------------

NOTE 4 - FURNITURE AND EQUIPMENT (CONTINUED)

         Depreciation expense for the year ended December 31, 1998 and the period from February 7, 1997 (inception) to December 31, 1997 was $417,350 and $4,860, respectively.


NOTE 5 - SHORT-TERM LOANS

         Principal is due on demand and is unsecured. Amounts do not accrue interest.


NOTE 6 - NOTES PAYABLE - RELATED PARTIES

         Notes payable - related parties at December 31, 1998 consisted of the following:

                  Note payable to former officer/director and current
                      shareholder, dated April 27, 1998, is non-interest
                      bearing, and unsecured. Monthly payments of $12,500 are
                      required, and the note is due
                      in April 2001.                                               $        344,460

                  Notes payable with various dates to former employees are
                      unsecured, non-interest bearing, and are payable upon
                      demand.                                                                16,508

                  Note payable to a former employee is unsecured, non-interest
                      bearing, with no repayment terms                                       50,000

                  Note payable to current shareholder, dated February 6, 1998, bears interest at 15%, is unsecured, and is payable upon
                      demand.                                                               127,338
                                                                                   ----------------
                                                                                            538,306
                  Less current portion                                                      343,846
                                                                                   ----------------

                      LONG-TERM PORTION                                            $        194,460
                                                                                   ----------------
                                                                                   ----------------

Future principal payments required under such notes are summarized as follows:


       Year Ending
       December 31,
       ------------
          1999                              $ 343,846
          2000                                150,000
          2001                                 44,460
                                            ---------
             TOTAL                          $ 538,306
                                            ---------
                                            ---------

                                                 TERAGLOBAL COMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1998
--------------------------------------------------------------------------------


NOTE 7 - CONVERTIBLE PROMISSORY NOTES

         On May 8, 1998, the Company entered into a Subscription Agreement and a 10.25% Convertible Subordinated Promissory Note (the "Note") for $150,000 and incurred offering costs of $22,500 in connection therewith. Principal and interest thereon were due on November 8, 1998 if the Note had not been converted prior to such date by either party to the Note. During July 1998, the Company received a notice of conversion from the lender and completed the conversion during October 1998 by issuing 100,000 shares of common stock at $1.50 per share.

         During September 1998, the Company entered into two convertible promissory notes totaling $1,125,000. The first note for $475,000 is unsecured, bears interest at 9% per year, and is convertible upon issuance into shares of the Company's common stock at $4.00 per share. The principal is due on November 30, 2000, and interest is due annually. The Company has the right to call the note, with accrued interest, upon 30-days notification to the lender.

         The second note for $650,000 is unsecured, bears interest at 9% per year, and is convertible upon issuance into shares of the Company's common stock at $4.25 per share. The principal is due on November 30, 2000, and interest is due annually. The Company has the right to call the note, with accrued interest, upon 30-days notification to the lender.


NOTE 8 - COMMITMENTS AND CONTINGENCIES

         LEASES
         The Company leases certain facilities for its corporate offices under a month-to-month and a one year operating lease agreement. Rent expense was $202,880 and $9,506 for the year ended December 31, 1998 and the period from February 7, 1997 (inception) to December 31, 1997, respectively.

                                                 TERAGLOBAL COMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1998
--------------------------------------------------------------------------------


NOTE 8 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         LEASES (Continued)
         As discussed in Note 1, the Company assumed certain non-cancelable capital leases for computers and software as part of its acquisition of TechnoVision. Future minimum lease payments under non-cancelable capital leases with initial or remaining terms of one year or more at December 31, 1998 are as follows:

                  Year Ending                                                   Capital
                  December 31,                                                   Leases
                  -------------                                             -----------------
                      1999                                                    $    1,208,557
                      2000                                                           544,271
                                                                            ----------------

                                                                                   1,752,828
                  Less amount representing interest                                  443,368
                                                                            ----------------
                                                                                   1,309,460
                  Less current portion                                               706,055
                                                                            ----------------
                           LONG-TERM PORTION                                $        603,405
                                                                            ----------------
                                                                            ----------------

         Leased capital assets included in furniture and equipment at December 31 consisted of the following:

                                                              1998                1997
                                                         ---------------    ----------------
                  Furniture and fixtures                 $       150,000    $              -
                  Office equipment                                35,000                   -
                  Computers and software                         992,728                   -
                  Less accumulated amortization                  295,685                   -
                                                         ---------------    ----------------

                      TOTAL                              $       882,043    $              -
                                                         ---------------    ----------------
                                                         ---------------    ----------------


         During September 1998, the lessor of $1,277,475 of the $1,309,460 of the capital leases declared bankruptcy. The Company is in the process of negotiating a settlement with the bankruptcy trustee. The Company has not made any capital lease payments since September 1998.

                                                 TERAGLOBAL COMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1998
--------------------------------------------------------------------------------


NOTE 8 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         EMPLOYMENT AGREEMENTS
         The Company has entered into employment agreements with certain key officers of the Company, expiring October 31, 2002. Future minimum payments under these agreements are as follows:

                   Year Ending
                  December 31,
                  ------------
                      1999                                 $        576,250
                      2000                                          600,000
                      2001                                          600,000
                      2002                                          500,000
                                                           ----------------
                           TOTAL                           $      2,276,250
                                                           ----------------
                                                           ----------------


         LITIGATION
         The Company has been named in a securities class action lawsuit filed by two former TechnoVision shareholders on July 15, 1998 in Los Angeles County Superior Court. The Compliant names the Company, TechnoVision, Grey Venture Capital, Inc., and certain present and former officers and employees of each as defendants. The Complaint alleges that the Company, TechnoVision, and Grey Venture Capital, Inc. each conspired and engaged in fraudulent and deceptive sales practices in connection with TechnoVision's private placement of securities in an offering conducted by Grey Venture Capital, Inc. from November 1997 through May 1998. The Complaint, as originally filed, stated causes of action for breach of fiduciary duties, intentional misrepresentation and fraudulent concealment, negligent misrepresentation, violation of California securities laws, unfair trade practices, negligence, Racketeer Influenced and Corrupt Organizations Act of 1970 ("RICO") violations, conversion, and conspiracy.

         The Company demurred to all causes of action in the Complaint with the exception of negligent misrepresentation. The demur was sustained without leave to amend as to the violation of California securities laws, unfair trade practices, and RICO violations causes of action and sustained with leave to amend the remaining causes of action. Accordingly, the First Amended Complaint stated causes of action for breach of fiduciary duty, intentional misrepresentation and fraudulent concealment, negligent misrepresentation, conversion, and conspiracy.

                                                 TERAGLOBAL COMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1998
--------------------------------------------------------------------------------

NOTE 8 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         LITIGATION (Continued)
         By virtue of the California Supreme Court's January 4, 1999 decision in DIAMOND MULTIMEDIA V. SUPERIOR COURT (1999) 19 Cal. 4th 1036, the plaintiffs have been permitted to again amend the Complaint to re-assert causes of action for violation of California securities laws. By stipulation of the parties, the plaintiffs will file in the immediate future a Second Amended Complaint stating three causes of action: violation of California Corporation Code Section 25400, violation of California Corporation Code Section 25500, and breach of fiduciary duties. The Company intends to answer the Second Amended Complaint asserting all appropriate affirmative defenses. The Second Amended Complaint seeks damages in an amount to be provided. The Company denies any involvement or wrongdoing in connection with the private placement and intends to vigorously defend the lawsuit.

         TechnoVision, along with its chief executive officer, has been sued by a shareholder of TechnoVision for breach of contract, misrepresentation and fraud, and breach of fiduciary duty. The Complaint, originally filed in January 1998, has been amended twice and split into two separate Complaints, stating causes of action for breach of fiduciary duty in a derivative claim in one instance and breach of contract and fraud in the second instance. The Complaint arises out of a Settlement Agreement entered into between TechnoVision and the shareholder. Under the terms of the Settlement Agreement, the shareholder was given 750,000 shares of TechnoVision's common stock, which are subject to a repurchase option in favor of TechnoVision. The Complaint alleges that TechnoVision fraudulently induced the shareholder to enter into the Settlement Agreement. The Complaint seeks to invalidate the Settlement Agreement, cause TechnoVision to issue to the shareholder 2,000,000 shares of its common stock, invalidate the repurchase option, and pay damages. By stipulation of the parties, both complaints have been consolidated into a single action. The Company filed a demurrer as to certain causes of action in both Complaints. The Court sustained the demurrers as to certain causes of action and overruled the demurrers as to other causes of action. The Court has set a trial date of November 12, 1999 for this consolidated action. The Company denies any wrongdoing and intends to vigorously defend the lawsuit.

         Due to the uncertainty related to the above issues, the Company maintains no reserves for these issues.

                                                 TERAGLOBAL COMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1998
--------------------------------------------------------------------------------

NOTE 9 - SHAREHOLDERS' EQUITY

         PREFERRED STOCK
         The Company has 100,000 authorized shares of non-voting preferred stock with a $1.00 par value. The preferred stock may be issued in series, from time to time, with such designations, rights, preferences, and limitations as the Board of Directors may determine by resolution. The Company had no preferred stock issued and outstanding at December 31, 1998 or 1997.

         COMMON STOCK
         During the period from February 7, 1997 (inception) to December 31, 1997, the Company received $100,000 for the subscription of 500,000 shares of common stock to be issued subsequent to December 31, 1997. These shares were issued in September 1998. In addition, the Company received $90,000 related to the subscription of 900,000 shares of common stock at $1.00 per share to be issued subsequent to December 31, 1997. The Company received the remaining $810,000, net of offering costs of $19,000, related to this sale of stock during June 1998 and issued the shares during September 1998.

         During the year ended December 31, 1998, the Company received $74,375 related to the subscription of 17,500 shares of common stock to be issued subsequent to December 31, 1998. The Company also issued 25,000 shares of common stock as payment for services rendered by a third party valued at $90,000.

         VIDEO STREAM, INC.
         Prior to the reverse acquisition discussed in Note 1, VSI issued 10,000 shares of common stock to a consultant for research and development services rendered. Such issuance resulted in an expense of $9,795, based on the invoice amount for the services. This consultant subsequently became an officer of the Company during the fiscal year ended December 31, 1997.

         In addition, VSI declared and issued a stock dividend for 100,000 shares prior to the reverse acquisition. 20,000 of these shares were canceled prior to December 31, 1997.

                                                 TERAGLOBAL COMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1998
--------------------------------------------------------------------------------


NOTE 9 - SHAREHOLDERS' EQUITY (CONTINUED)

         STOCK OPTION PLAN
         The Company adopted the 1997 Stock Option Plan (the "1997 Plan") during November 1997 and amended it in September 1998. Under the terms of the 1997 Plan, the aggregate number of shares that may be issued pursuant to the exercise of options granted initially will not exceed 1,500,000, provided that such number shall be adjusted annually by the Board of Directors on July 1 to a number equal to 10% of the number of shares of stock of the Company outstanding on June 30 of the immediately preceding year, or 1,500,000, whichever is greater, and provided further that such number will be increased by the number of shares of option stock that the Company subsequently may reacquire through repurchase or by other means. Options are not considered to be granted until an option agreement is executed. Non-qualified options may be issued at a price less than, equal to, or greater than the fair market value of the common stock on the grant date. Incentive stock options must be issued at a price not less than 100% of the fair market value of the common stock on the grant date. Non-qualified and incentive stock options vest over various periods as determined by the Company for each grant, ranging for zero to five years and expire up to ten years from the grant date.

         The following summarizes the stock options transactions under the stock option plan:

                                                                                    Weighted-
                                                                                     Average
                                                                Stock Options        Exercise
                                                                 Outstanding           Price
                                                              ---------------    -----------------
                  Outstanding, December 31, 1997                            -    $              -
                      Granted                                       1,228,675    $           2.18
                      Forfeited                                        (2,800)   $          (3.06)
                                                              ---------------


                           OUTSTANDING, DECEMBER 31, 1998           1,225,875    $           2.17
                                                              ---------------
                                                              ---------------

                           EXERCISABLE, DECEMBER 31, 1998             902,480
                                                              ---------------
                                                              ---------------

                                                 TERAGLOBAL COMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1998
--------------------------------------------------------------------------------

NOTE 9 - SHAREHOLDERS' EQUITY (CONTINUED)

         STOCK OPTION PLAN (Continued)
         The weighted-average remaining contractual life of the options outstanding at December 31, 1998 is 9.5 years. The exercise prices for the options outstanding at December 31, 1998 ranged from $1.35 to $4.50, and information relating to these options is as follows:

                                                     Stock            Stock        Remaining
                                Exercise           Options          Options        Contractual
                                   Price       Outstanding       Exercisable           Life
                            --------------    -------------     -------------     --------------
                             $    1.35           315,000           315,000              9.2
                             $    1.50           438,125           268,125              9.3
                             $    3.06           337,750           305,855              9.7
                             $    4.00            98,000             9,800              9.9
                             $    4.50            37,000             3,700              9.9

         The Company has adopted only the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." It applies Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock and options issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under its plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the year ended December 31, 1998:

                  Net loss
                      As reported                               $     (4,077,616)
                      Pro forma                                 $     (5,043,339)
                  Basic loss per common share
                      As reported                               $          (0.33)
                      Pro forma                                 $          (0.41)

         The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the year ended December 31, 1998: dividend yield of 0%, expected volatility of 75%, risk-free interest rate of 5.5%, and expected life of two years. The weighted-average fair value of options granted during the year ended December 31, 1998 was $0.79.

                                                 TERAGLOBAL COMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1998
--------------------------------------------------------------------------------


NOTE 9 - SHAREHOLDERS' EQUITY (CONTINUED)

         STOCK OPTION PLAN (Continued)
         For options granted during the year ended December 31, 1998 where the exercise price equaled the stock price at the date of the grant, the weighted-average fair value of such options was $1.22, and the weighted-average exercise price of such options was $3.06. For options granted during the year ended December 31, 1998 where the exercise price exceeded the stock price at the date of the grant, the weighted-average fair value of such options was $0.63, and the weighted-average exercise price of such options was $1.85. No options were issued during the year ended December 31, 1998 where the exercise price was less than the stock price at the date of the grant.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.


NOTE 10 - INCOME TAXES

         The tax effects of temporary differences that give rise to deferred taxes at December 31 are as follows:

                                                                              1998               1997
                                                                        ---------------    ----------------
                  Deferred tax assets
                      Canadian net operating loss carryforwards         $       291,896    $        134,214
                      United States net operating loss carryforwards          1,473,365                   -
                                                                        ---------------    ----------------

                  Total gross deferred tax assets                             1,765,261             134,214
                  Less valuation allowance                                    1,765,261             134,214
                                                                        ---------------    ----------------

                           NET DEFERRED TAX ASSETS                      $             -    $              -
                                                                        ---------------    ----------------
                                                                        ---------------    ----------------


         The valuation allowance increased by approximately $1,631,047 and $134,214 during the years ended December 31, 1998 and 1997, respectively. All other deferred tax assets were immaterial. No provision for income taxes for the years ended December 31, 1998 and 1997 is required, except for minimum state taxes, since the Company incurred losses during such years. As of December 31, 1998, the Company had approximately $3,700,000 in federal net operating loss carryforwards and $700,000 in Canadian net operating loss carryforwards attributable to losses incurred since the Company's inception that may be offset against future taxable income through the year 2013.

                                                 TERAGLOBAL COMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1998
--------------------------------------------------------------------------------

NOTE 10 - INCOME TAXES (CONTINUED)

         Income tax expense was $0 and differs from the amounts computed by applying the United States federal income tax rate of 34% to loss before income taxes as a result of the following:

                                                                            1998               1997
                                                                      ---------------    ----------------

                  Computed "expected" tax benefit                     $    (1,386,389)   $       (114,082)
                  Increase in income taxes resulting from
                      Canadian income taxes                                   (23,653)            (20,132)
                      Change in the beginning-of-the-year balance
                           of the valuation allowance for deferred tax
                           assets allocated to income tax expense           1,631,047             134,214
                      State income taxes                                     (221,005)                  -
                                                                      ---------------    ----------------

                               TOTAL                                  $             -    $              -
                                                                      ---------------    ----------------
                                                                      ---------------    ----------------



NOTE 11 - RELATED PARTY TRANSACTIONS

         At December 31, 1998 and 1997, $627 and $671, respectively, of the short-term loans outstanding were due to a former shareholder/officer of VSI.

         During the year ended December 31, 1998 and the period from February 7, 1997 (inception) to December 31, 1997, the Company paid $46,523 and $94,488, respectively, to an officer/director for consulting services rendered and had an account payable to the officer/director for $110,487 and $84,000 at December 31, 1998 and 1997, respectively.

         At December 31, 1998 and 1997, the Company had a prepaid expense and other assets of $1,900 and $4,351, respectively, from a company whose principal shareholder is a former shareholder/officer of VSI.

         During the period from February 7, 1997 (inception) to December 31, 1997, the Company paid $31,464 to certain former shareholders/officers of VSI for research and development. During the year ended December 31, 1998, the Company paid $16,324 to a shareholder/officer for research and development.

         During the year ended December 31, 1998 and the period from February 7, 1997 (inception) to December 31, 1997, ATI purchased certain computer equipment for $0 and $23,443, respectively, from TechnoVision.

                                                 TERAGLOBAL COMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 1998
--------------------------------------------------------------------------------


NOTE 11 - RELATED PARTY TRANSACTIONS (CONTINUED)

         Prior to its acquisition by the Company, the Company paid TechnoVision approximately $133,000 for certain cost reimbursements and loaned TechnoVision approximately $70,000.

NOTE 12 - YEAR 2000 ISSUE

         The Company is conducting a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 Issue and is developing an implementation plan to resolve the Issue.

         The Issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company is dependent on computer processing in the conduct of its business activities.

         Based on the review of the computer systems, management does not believe the cost of implementation will be material to the Company's financial position and results of operations.

         However, even if the internal systems of the Company are not materially affected by the Year 2000 problem, the Company's business, financial condition and results of operations could be materially adversely affected by disruptions in the operation of enterprises with which the Company interacts. The Company currently relies or plans to rely on certain third parties in connection with the design, manufacture, distribution and operation of components of the Company's products. Each of these entities is a public company that files reports with the Securities and Exchange Commission regarding Year 2000 compliance. Based on these reports, the Company believes that these companies are either Year 2000 compliant or have developed a plan to achieve Year 2000 compliance during 1999. However, none of these companies can guarantee its Year 2000 compliance or that of its suppliers.

NOTE 13 - SUBSEQUENT EVENTS

         Subsequent to December 31, 1998, the Company entered into an agreement to license certain software in exchange for 15,000 shares of common stock valued at $39,375.

         Subsequent to December 31, 1998, the Company sold 2,598,816 shares of common stock at $2.625 per share through a private placement and received cash of $6,821,892. The Company also issued 81,176 shares of common stock at $2.625 per share to consultants as consideration for locating potential investors.

         Subsequent to December 31, 1998, the Company issued 17,500 shares of common stock valued at $74,375 that had been subscribed at December 31, 1998.

         Subsequent to December 31, 1998, the Company repaid in full the $650,000 due to the holders of the 9% convertible promissory notes with the conversion rate of $4.25 per share.

         Subsequent to December 31, 1998, the Company issued 27,100 shares of common stock upon the exercise of 27,100 stock options with an exercise price of $1.50 per share.

         Subsequent to December 31, 1998, the Company adopted the 1999 Stock Option Plan (the "1999 Plan"). Under the terms of the 1999 Plan, the aggregate number of shares that may be issued pursuant to the exercise of options granted initially will not exceed 1,500,000. The Company has granted 700,000 stock options under this Plan.