Form 10QSB
period 1999-03-31
TERAGLOBAL COMMUNICATIONS CORP
filed 1999-05-12
CIK 1071876

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

       [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999.

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

       FOR THE TRANSITION PERIOD FROM ________________ TO _______________.

                         COMMISSION FILE NUMBER 0-25115


                         TERAGLOBAL COMMUNICATIONS CORP.

        (Exact name of small business issuer as specified in its charter)

              WYOMING                                      33-0827963
       (State or other jurisdiction                      (I.R.S. Employer
           of incorporation)                             Identification No.)

                            225 BROADWAY, SUITE 1600
                           SAN DIEGO, CALIFORNIA 92101
                    (Address of principal executive offices)

                                 (619) 231-0555
                           (Issuer's telephone number)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 30, 1999, 17,933,093 shares of the issuer's common stock were outstanding.

Transitional Small Business Disclosure Format (Check One): [ ] Yes  [ X ] No

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                TERAGLOBAL COMMUNICATIONS CORP. AND SUBSIDIARIES
                 FORM 10-QSB FOR THE PERIOD ENDED MARCH 31, 1999

                                                                                   Page
                                                                                   ----
COVER PAGE                                                                           1

INDEX                                                                                2

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

        Consolidated Balance Sheets March 31, 1999 (unaudited) and
        December 31, 1998 (audited)                                                  3

        Consolidated Statement of Operations - Three Months Ended
        March 31, 1999 and March 31, 1998 (unaudited)                                5

        Consolidated Statements of Cash Flows - Three Months Ended
        March 31, 1999 and March 31, 1998 (unaudited)                                6

        Notes to Condensed Consolidated Financial Statements
        - March 31, 1999 and March 31, 1998 (unaudited)                              8


ITEM 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                                   12


PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings                                                           19

ITEM 2. Change in Securities                                                        19

ITEM 3. Defaults upon Senior Securities                                             19

ITEM 4. Submission of Matters to a Vote of Security Holders                         19

ITEM 5. Other Information                                                           19

ITEM 6. Exhibits and Reports on Form 8-K                                            19

SIGNATURES                                                                          20


         TERAGLOBAL, TERACONFERENCE, TERASCAN, TERAMEDIA and The POTS Box are
                     trademarks of TERAGLOBAL Communications Corp.

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                                 TERAGLOBAL COMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED BALANCE SHEET
                                MARCH 31, 1999 (UNAUDITED) AND DECEMBER 31, 1998

--------------------------------------------------------------------------------

                                     ASSETS

                                                                         March 31,      December 31,
                                                                           1999             1998
                                                                        -----------     -----------
                                                                       (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                                             $ 3,690,484     $    48,524
  Accounts receivable                                                        61,468               -
  Note receivable related party                                              76,500          56,500
  Inventory                                                                  11,820          20,073
  Prepaid expenses and other current assets, including $4,200
    from related parties                                                    148,244          21,831
                                                                        -----------     -----------
      Total current assets                                                3,988,516         146,928

FURNITURE AND EQUIPMENT, net                                              1,037,005       1,094,350
EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED,
  net of accumulated amortization of $509,080 and $318,174,
  respectively                                                            3,314,011       3,499,917
OTHER ASSETS                                                                157,422         157,422
                                                                        -----------     -----------
                      TOTAL ASSETS                                      $ 8,496,954     $ 4,898,617
                                                                        -----------     -----------
                                                                        -----------     -----------


     See accompanying notes to condensed consolidated financial statements.

                                                 TERAGLOBAL COMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED BALANCE SHEET (CONTINUED) MARCH 31, 1999 (UNAUDITED) AND DECEMBER 31, 1998

--------------------------------------------------------------------------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                         March 31,     December 31,
                                                                           1999            1998
                                                                        ------------   -------------
                                                                        (Unaudited)
CURRENT LIABILITIES
  Accounts payable, including $109,704 to a related party               $   719,949    $    786,569
  Short-term loans                                                           65,359          65,986
  Accrued expenses, including $0 and $26,144, respectively,                 122,127         142,464
  to a related party
  Current portion of notes payable - related parties                        247,338         343,846
  Current portion of capitalized lease obligations                          881,069         706,055
                                                                        ------------    ------------

    Total current liabilities                                             2,035,842       2,044,920

CONVERTIBLE PROMISSORY NOTES                                                475,000       1,125,000
NOTES PAYABLE - RELATED PARTIES, less current portion                             -         194,460
CAPITALIZED LEASE OBLIGATIONS, LESS CURRENT PORTION                         423,052         603,405
                                                                        ------------    ------------
    Total liabilities                                                     2,933,894       3,967,785
                                                                        ------------    ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Preferred stock, $1.00 par value, non-voting
    100,000 shares authorized
    no shares issued and outstanding                                              -               -
  Common stock, $0.001 par value
    50,000,000 shares authorized
    15,188,506 shares issued and outstanding December 31, 1998
    17,933,093 shares issued and outstanding March 31, 1999                  17,934          15,189
  Additional paid-in capital                                             12,215,565       5,310,516
  Common stock subscribed                                                   244,460          74,375
  Accumulated deficit                                                    (6,914,745)     (4,469,096)
  Cumulative foreign currency translation adjustment                           (155)           (155)
                                                                        ------------    ------------
    Total shareholders' equity                                            5,563,058         930,832
                                                                        ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $ 8,496,953     $ 4,898,617
                                                                        ------------    ------------
                                                                        ------------    ------------


     See accompanying notes to condensed consolidated financial statements.

                                                 TERAGLOBAL COMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             FOR THE THREE MONTHS ENDING MARCH 31, 1999 AND 1998
                                                                     (UNAUDITED)

--------------------------------------------------------------------------------

                                                                        Three Months Ended March 31,
                                                                            1999             1998
                                                                        ------------    ------------
NET SALES                                                               $    87,485     $         -

COST OF SALES                                                                40,959               -

GROSS PROFIT                                                                 46,526               -
                                                                        ------------    ------------

OPERATING EXPENSES
  Legal                                                                     136,142           2,813
  General and administrative                                                886,535          98,402
  Selling                                                                    26,760             395
  Research and development                                                1,332,172          72,190
  Consulting - related parties                                                    -          62,847
                                                                        ------------    ------------

    Total operating expenses                                              2,381,609         236,647
                                                                        ------------    ------------

LOSS FROM OPERATIONS                                                     (2,335,083)       (236,647)
                                                                        ------------    ------------
OTHER INCOME (EXPENSE)
  Interest income                                                             6,438              71
  Interest expense                                                         (117,004)              -
                                                                        ------------    ------------

    Total other income (expense)                                           (110,566)             71
                                                                        ------------    ------------

NET LOSS                                                                $(2,445,649)    $  (236,576)
                                                                        ------------    ------------
                                                                        ------------    ------------
BASIC LOSS PER SHARE                                                    $     (0.14)    $     (0.02)
                                                                        ------------    ------------
                                                                        ------------    ------------

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING                               16,874,065      10,344,444
                                                                        ------------    ------------
                                                                        ------------    ------------


     See accompanying notes to condensed consolidated financial statements.

                                                 TERAGLOBAL COMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                                                     (UNAUDITED)

--------------------------------------------------------------------------------

                                                                        Three Months Ended March 31,
                                                                            1999            1998
                                                                        ------------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                              $(2,445,649)      $(236,576)
  Adjustments to reconcile net loss to net cash
   used in operating activities
    Depreciation                                                            127,701             809
    Amortization of goodwill                                                190,905               -
  (Increase) decrease in
    Accounts receivable                                                     (61,466)        (11,587)
    Note receivable - related parties                                       (20,000)              -
    Prepaid expenses and other current assets                               (87,038)         (1,061)
    Inventory                                                                 8,253               -
  Increase (decrease) in

    Accounts payable                                                        (66,619)         46,066
    Accrued expenses                                                        (20,337)         (2,896)
                                                                        ------------      ----------

     Net cash used in operating activities                               (2,374,252)       (205,245)
                                                                        ------------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of furniture and equipment                                      (70,356)         (1,106)
                                                                        ------------      ----------

     Net cash used in investing activities                                  (70,356)         (1,106)
                                                                        ------------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on note payable - related party                                  (96,508)              -
  Proceeds from note payable - related party                                 50,000         120,345
  Payments on short-term loan                                                  (627)              -
  Proceeds from common stock subscription                                         -          82,000
  Payments on capital leases                                                 (5,339)              -
  Proceeds from common stock issuance                                     6,748,394               -
  Proceeds from stock option exercise                                        40,650               -
  Payments of convertible promissory notes                                 (650,000)              -
                                                                        ------------      ----------

     Net cash provided by financing activities                            6,086,570         202,345
                                                                        ------------      ----------


     See accompanying notes to condensed consolidated financial statements.

                                                 TERAGLOBAL COMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                              FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                                                     (UNAUDITED)

--------------------------------------------------------------------------------

                                                                        Three Months Ended March 31,
                                                                            1999             1998
                                                                         ----------      ----------
CUMULATIVE TRANSLATION ADJUSTMENT
     Net increase in cash and cash equivalents                             3,641,962         (4,006)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                48,524         27,705
                                                                        ------------      ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $ 3,690,486      $  23,699
                                                                        ------------      ----------
                                                                        ------------      ----------

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the three months ended March 31, 1999, the Company issued 15,000 shares valued at $39,375 for payment of software license fees.

During the three months ended March 31, 1999, the Company converted a $244,460 related party promissory note into a common stock subscription for 47,049 shares.


     See accompanying notes to condensed consolidated financial statements.

                                                 TERAGLOBAL COMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 1999
--------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operation results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes there to included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

     The consolidated financial statements include the accounts of TeraGLOBAL Communications, Corp. (the "Company"), and its wholly owned subsidiaries, TeraGLOBAL Communications (Canada), Corp. and TGC Acquisition Inc. In addition the accounts of TechnoVision Communications, Inc., the Company's 99.1% owned subsidiary are consolidated. All material intercompany balances and transactions have been eliminated in the consolidation.

NOTE 3 - NOTE RECEIVABLE - RELATED PARTY

     During the three months ended March 31, 1999 the Company loaned $20,000 to an officer and director of the Company. The note is unsecured, payable on demand and bears interest at the minimum applicable federal rate.

NOTE 5 - SHORT-TERM LOANS

     Principal is due on demand and is unsecured. Amounts do not accrue interest.

                                                 TERAGLOBAL COMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 1999
--------------------------------------------------------------------------------

NOTE 6 - NOTES PAYABLE - RELATED PARTIES

     In March of 1999, the Company entered into an agreement with a former officer and Director of TechnoVision Communications, Inc. and current shareholder of the Company to settle debt totaling $244,460 through the issuance of 47,049 shares of common stock.

     Notes payable - related parties at March 31, 1999 consisted of the following:

          Note payable to a former officer and Director of
          TechnoVision Communications, Inc. and
          current shareholder of the Company dated
          April 27, 1998 and amended March 30, 1999,
          is non-interest bearing, and unsecured.
          Due on or before May 1, 1999.                          20,000

          Note payable to a former employee of
          TechnoVision Communications, Inc. is
          unsecured, non-interest bearing with no
          repayment terms.                                       50,000

          Note payable to current shareholder of
          the Company, dated February 6, 1998,
          bears interest at 15%, is unsecured, and
          is payable upon demand.                               127,338

          Note payable to current shareholder of
          the Company, dated January 20, 1999,
          bears interest at 15%, is unsecured, and
          is payable upon demand.                                50,000

          Less current portion                                  247,338
                                                               --------
               LONG-TERM PORTION                               $      -
                                                               --------
                                                               --------
     Future principal payments required under
     such notes are summarized as follows
          Year Ending December 31, 1999                        $247,338

NOTE 7 - CONVERTIBLE PROMISSORY NOTES

     During February 1999, the Company repaid convertible promissory notes totaling $650,000 with accrued interest.

                                                 TERAGLOBAL COMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 1999
--------------------------------------------------------------------------------

NOTE 9 - SHAREHOLDERS' EQUITY

     COMMON STOCK
     During the three months ending March 31, 1999, the Company sold 2,679,987 shares of common stock, receiving $6,748,394, net of offering costs of $73,580. The Company received $40,650 in connection with the exercise of stock options for 27,100 shares of common stock. The Company converted a note payable to a related party for $244,460, into a share subscription for 47,049 shares of common stock.

     The Company also issued 15,000 shares of common stock as payment for services rendered valued at $39,375. In addition, the Company issued 5,000 shares of common stock to purchase additional shares in TechnoVision Communications, Inc.

     STOCK OPTION PLAN
     The Company issued 84,000 options under its 1997 Amended Stock Option Plan at prices ranging from $10.00 to $10.56 per share.

     In February 1999 the Company adopted, subject to shareholder approval, the 1999 Stock Option Plan (the "1999 Plan"). Under the terms of the 1999 Plan, the aggregate number of shares that may be issued pursuant to the exercise of options granted initially will not exceed 1,500,000. During the period ended March 31, 1999, the Company granted 800,000 stock options under the 1999 Plan at prices ranging from $8.88 to $10.00 per share. In the event that the adoption of the 1999 Plan is not ratified by the shareholders of the Company the outstanding options will be cancelled.

     The following summarizes the stock options transactions under the 1997 and 1999 Plans:

                                                                          Weighted-
                                                                           Average
                                                       Stock Options      Exercise
                                                        Outstanding        Price
                                                       -------------      ---------
          Outstanding, December 31, 1998                 1,225,675          $2.17
               Granted                                     884,000          $8.97
               Forfeited                                   (14,400)         $4.00
                                                         ---------          -----

                    Outstanding, March 31, 1999          2,095,275          $4.06
                                                         ---------          -----
                                                         ---------          -----

                    Exercisable, March 31, 1999          1,662,225
                                                         ---------
                                                         ---------

NOTE 13 - SUBSEQUENT EVENTS

     Subsequent to March 31, 1999, the Company loaned an aggregate of $125,000 to certain officers and directors of the Company.

                                                 TERAGLOBAL COMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 1999
--------------------------------------------------------------------------------

     The notes are payable on demand and bear interest at the minimum applicable rate.

     Subsequent to March 31, 1999, the Company entered into an employment agreement with a software engineer that requires an issuance of 100,000 shares of common stock.

     Subsequent to March 31, 1999, the Company issued 30,000 stock options under the 1997 Plan at prices ranging from $10.00 to $10.56.

     Subsequent to March 31, 1999, the Company issued 310,000 stock options under the 1999 Plan at prices ranging from $8.25 to $10.13.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE MATTERS DISCUSSED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND OTHER SECTIONS OF THIS REPORT CONTAIN FORWARD-LOOKING STATEMENTS THAT ARE BASED ON CURRENT EXPECTATIONS, ESTIMATES, FORECASTS AND PROJECTIONS ABOUT THE COMPANY AND THE INDUSTRY IN WHICH IT OPERATES. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES AND ARE NOT GUARANTEES OF FUTURE PERFORMANCE. FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS CONCERNING ANTICIPATED TRENDS IN REVENUES AND NET INCOME, THE DATE OF INTRODUCTION OR COMPLETION OF THE COMPANY'S PRODUCTS, PROJECTIONS CONCERNING THE LEVEL AND NATURE OF COMPETITION, THE ADEQUACY OF EXISTING STAFF AND INFRASTRUCTURE TO SUSTAIN OPERATIONS AND PROJECTIONS CONCERNING THE ADEQUACY OF CASH FLOW. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS BASED ON A NUMBER OF FACTORS INCLUDING THOSE SET FORTH UNDER "FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION" BELOW AND MORE COMPLETELY IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. THE FOLLOWING DISCUSSION OF THE COMPANY'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND THE RELATED NOTES THERETO APPEARING ELSEWHERE IN THIS REPORT.

OVERVIEW

     Key milestones for the Company during the first quarter of 1999 include the completion of its first substantial equity financing for $6.8 million and the achievement of full reporting status with the Securities and Exchange Commission. In addition, shortly after the end of the quarter the Company added two outside directors and an advisory board of four individuals.

     Comparing the Company's Results of operations from the first quarter of 1999 to the first quarter of 1998 demonstrates the Company's dramatic growth. During this time period, the Company acquired three companies, ISG Acquisition L.L.C., TechnoVision Communications, Inc., and Design Analysis Associates, Inc., growing total assets from $67,774 to $8,496,954. Also in this time period, the Company retained over 30 employees, substantially increased operations and added a facility in Logan, Utah.

     Nearly all of these new employees were engineers associated with the Company's research and development efforts in connection with its multimedia communication service code named TeraCOM. The Company is continuing to progress with the development and early stage marketing of the TERACOM. The Company shipped initial units of the TERACOM to an early adopter in March 1999. The early adopter acquired the units to begin to develop course content for distance learning applications.

RESULTS OF OPERATIONS

     The following table sets forth-unaudited quarterly results of operations for the three months ending March 31, 1999 and 1998, as well as the audited results of operations for the year ended December 31, 1998.

     BALANCE SHEET DATA:                             MARCH 31, 1999     MARCH 31, 1998     DECEMBER 31,
                                                      (UNAUDITED)        (UNAUDITED)           1998
                                                     --------------     --------------     ------------
     Cash and cash equivalents                        $ 3,690,484         $  23,699        $    48,524
     Furniture and equipment, net                       1,037,005            20,543          1,094,350
     Total assets                                       8,496,954            67,774          4,898,617
     Current liabilities                                2,035,842           356,413          2,044,920
     Total Shareholders' Equity (Deficit)               5,563,058          (288,639)           930,832

     STATEMENTS OF OPERATIONS DATA:                   THREE MONTHS       THREE MONTHS
                                                         ENDING             ENDING          YEAR ENDED
                                                     MARCH 31, 1999     MARCH 31, 1998     DECEMBER 31,
                                                      (UNAUDITED)        (UNAUDITED)           1998
                                                     --------------     --------------     ------------
     Sales                                            $    87,485         $       -        $   284,515
     Cost of Sales                                         40,959                 -            270,132
     Operating Expenses:
         Legal                                            136,142             2,813            472,248
         General and administrative                       886,535            98,402          1,802,048
         Research and development                       1,332,172            72,190          1,484,886
         Consulting, related party                              -            62,847             62,847
         Selling                                           26,760               395            114,068

     Total operating expenses                           2,381,609           236,647          3,936,097
                                                      ------------        ----------       ------------

     Loss from operations                              (2,335,083)         (236,647)        (3,921,174)

     Other income(expenses):
          Interest income                                   6,438                71                984
          Interest expense                               (117,004)                -           (156,852)
                                                      ------------        ----------       ------------

     Total other income (expense)                        (110,566)               71           (155,868)

     Net Loss                                         $(2,445,649)        $(236,576)       $(4,077,616)
     Basic loss per common share                      $     (0.14)        $   (0.02)       $     (0.33)
     Weighted average common shares
     outstanding                                       16,874,065         9,971,918         12,300,908

FIRST QUARTER 1999 COMPARED TO FIRST QUARTER 1998.

     SALES. Sales of for the first quarter of 1999 were $84,485 compared to no sales in the first quarter of 1998. All of these sales were attributable sales of TeraCONFERENCE by the Company's TechnoVision subsidiary which was acquired in August 1998. The Company has been disappointed with sales of the existing TeraCONFERENCE and The POTS BOX products. From time to time the Company has had interest which it believed would result in significant sales for these products; however, no significant sales have been achieved. The Company does not expect sales of the TeraCONFERENCE or The POTS BOX products to contribute significantly to sales in 1999. The Company hopes that declining sales of its existing products will be offset by an increase in sales of TERACOM, TERASCAN and TERAMEDIA in 1999. The Company has scheduled demonstrations of the TERACOM and TERAMEDIA solutions with early adopters in corporate, distance learning, medical, film and government industries in the second quarter of 1999. The Company hopes to secure initial orders from these demonstrations, but no assurances can be given as to the nature, scope or timing of any orders. Based on the status of the development of TERACOM and an allocation of time for testing the systems with early adopters, the Company hopes to secure sales in connection with the implementation of systems for early adopters in the third and fourth quarter of 1999.

     COST OF SALES. Costs of sales in the first quarter of 1999 were $40,959, compared to no cost of sales in the first quarter of 1998. These costs were associated with sales of the TeraCONFERENCE product by the Company's TechnoVision Subsidiary.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses were $886,535 in the first quarter of 1999, compared to $98,402 in the first quarter of 1998, an increase of 900%. General and administrative expenses in the first quarter of 1999 include: (i) $190,904 in amortized goodwill resulting from the acquisition of TechnoVision Communications, Inc. and ISG Acquisition LLC, and (ii) $127,700 in depreciation of fixed assets. The increase also reflects the additional overhead and personnel that has been necessary to support the additional employees in research and development, the achievement and maintenance of public reporting status, and offering costs associated with a private placement that took place during the quarter. The Company believes its existing administrative infrastructure is sufficient to support the completion and roll out of TERACOM in 1999. Any changes in the level of expenditures for General and Administrative expense will be dependent upon the Company's cash and operating income position, and the progress of development of the TeraCOM product.

     RESEARCH AND DEVELOPMENT. Research and Development expenses were $1,332,172 in the first quarter of 1999, as compared to $72,190 in the first quarter of 1998, an increase of 1,745%. Of this amount nearly $800,000 was expended to construct the first TERACOM network connecting the Company's developers in remote locations in the United States. This substantial increase is the result of management's focus in completing the development of TERACOM. The construction of this initial network was necessary to accelerate the development of TERACOM. In addition, this initial network has aided the Company's marketing of TERACOM by allowing early adopters to have a point of presence on the network for product evaluation and product demonstrations. The balance of the increase is attributable to substantial additional staff in the research and development area increasing from one person in the first quarter of 1998 to 20 in the first quarter of 1999. The Company will continue to devote substantial resources to research and development in 1999 to complete the development of the core software and hardware package for TERACOM, as well as the development of applications to tailor TERACOM to the needs of specific industries.

     SELLING. Selling expenditures were $26,760 in the first quarter of 1999, as compared to $395 in the first quarter of 1998. This increase is a result of the Company's acquisition of existing product lines in 1998. Selling expenses are expected to increase significantly in connection with the completion of the TERASCAN and the TERACOM service.


LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1999, the Company had cash and cash equivalents totaling $3,690,484 and a working capital surplus of $1,952,675.

     For the three months ended March 31, 1999, net cash used in operating activities was $(2,374,252). The Company made capital expenditures $70,356 for new equipment. The substantial increase in cash from the December 31, 1998 balance of $48,524 was a direct result of financing transactions completed in January and February 1999. The Company sold 2,679,987 shares of common stock for an aggregate of $6,748,394, net of offering costs.

     During the quarter ended March 31, 1999 the Company settled a $244,460 note payable to a former officer and director of its TechnoVision subsidiary for 47,049 shares of common stock, eliminating its previous cash commitment of $12,500 per month to retire the debt. The Company also repaid $650,000 of convertible debentures.

     The Company's TechnoVision subsidiary has secured equipment lease financing from Alliance Leasing. Alliance Leasing has filed bankruptcy. The SEC has brought enforcement proceeding against Alliance Leasing and its principals alleging securities fraud in connection with the sale of investment contracts. TechnoVision is not current under the equipment leases to Alliance Leasing. The Company is attempting to renegotiate those leases with the bankruptcy trustee for Alliance Leasing; however, no assurances can be given concerning the outcome of such negotiations. The Company has had discussions with commercial lenders to establish equipment lease financing and working capital line of credit arrangements. However, no arrangements have been made to date and no assurances can be given that the Company will secure commercial financing, or secure financing on terms that are acceptable to it.

     The Company expects cash flows from operating activities to continue to be negative over the next six to nine months as increases in sales resulting from the intial introduction of TeraCOM are offset by increases in general and administrative expenses necessary to complete the Company's infrastructure, product development and roll-out. The Company believes that available cash, together with anticipated operating revenues will be adequate to fund the Company's operations over the next 12 months.

YEAR 2000 COMPLIANCE

     THE INFORMATION PRESENTED BELOW RELATED TO YEAR 2000 COMPLIANCE CONTAINS FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED BELOW AND ELSEWHERE IN THIS FORM 10-QSB REGARDING YEAR 2000 COMPLIANCE.

     THE YEAR 2000. The Year 2000 ("Y2K") issue is the result of certain computer hardware, operating system software and software application programs having been developed using two digits rather than four to define a year. For example the clock circuit in certain hardware may be incapable of holding a date beyond the year 1999; some operating systems may recognize a date using "00" as the year 1900 rather than 2000 and certain applications may have limited date processing capabilities. These problems could result in the failure of major systems or miscalculations, which could have a material impact on companies through business interruption or shutdown, financial loss, damage to reputation, and legal liability to third parties.

     STATE OF READINESS. Within the past twelve months, the Company has been assessing its exposure to risks relating to the Y2K issue. Those analysis and remediation issues are addressed in a four-phase plan of action.

     PHASE I -- INVENTORY AND RISK ASSESSMENT. This Phase requires an inventory and assessment of the business and information systems used by the Company, including desktop hardware and software, network hardware and software, telephone systems, and general business systems with embedded technology. The Company uses desktop products from Apple Computer. As reported below, Apple Computer has reported that its products and operating system are Y2K compliant. In addition the Company uses "off the shelf" software for desktop applications. In connection with a review of this software the Company intends to replace its accounting software on or before June 30, 1999. The Company intends to relocate its corporate headquarters on or before December 31, 1999, and is evaluating the compliance of general business systems for prospective relocation sites. Further, the Company's existing products are all Y2K compliant and contain four digit date codes. As a result, the Company believes it has completed 75% of its Phase I analysis, and anticipates that this Phase will be completed during the second quarter of fiscal 1999.

     PHASE II -- REMEDIATION COST ESTIMATION. This Phase involves the analysis of each Y2K compliance issue, determination of how such risks will be remediated and the cost of such remediation. The Company does not anticipate needing to replace any significant hardware. It will upgrade some desktop software with readily available prepackaged programs. Because of the Company's limited operating history, it does not expect to incur significant time or expense in connection with transferring data to any upgraded desktop software. Any cost the Company incurs in connection with upgrading embedded systems in new physical facilities will be dependent on the exact location selected. The Company anticipates that this Phase will be completed during the second quarter of fiscal 1999. Based on its assessment to date, the Company believes that neither the costs associated with its Y2K compliance nor the consequences of incomplete or untimely resolution of the Y2K problem by the Company will have a material adverse effect on the Company's business, financial condition or results of operations in any given year.

     PHASE III -- REMEDIATION. This Phase includes the replacement or correction of any necessary business or information systems. The Company has not incurred significant remediation expenses to date. A detailed project plan for the remediation is being developed. The Company anticipates that this Phase will be completed during the second quarter of fiscal 1999.

     PHASE IV -- REMEDIATION TESTING. This Phase includes the future date testing of all remediation efforts made in Phase III to confirm that the changes made bring the affected systems into compliance, no new problems have arisen as a result of the remediation and that all new systems which replaced noncompliant systems are Y2K compliant regardless of whether vendors represent that such systems are Y2K complaint. This Company anticipates that this Phase will be completed during third quarter fiscal 1999.

     THIRD PARTY RELATIONSHIPS. Even if the Company's internal systems are not materially affected by the Y2K problem, the Company's business, financial condition and results of operations could be materially adversely affected by disruption in the operation of enterprises with which the Company interacts. The Company currently relies or plans to rely on Apple Computer, Inc., Motorola, Inc., Ingram Micro, Inc. and Sprint Communications in connection with the design, manufacture, distribution and operation of components of the TERACOM Service. Each of these entities is a public company that files reports with the Securities and Exchange Commission regarding Y2K compliance. Based on these reports, the Company believes the status of these entities with regard to Y2K compliance to be as set forth below.

     APPLE COMPUTER, INC. The TERACOM product is based on a computer supplied by Apple Computer, Inc. Apple Computer, Inc. has reported that its computers and operating systems are Y2K compliant. However, the vendors that provide products and services to Apple Computer, Inc. may experience difficulties associated with the Y2K issue. Any interruption in manufacturing or distributing the computers may cause a significant interruption in the Company's sales. Interruptions in the supply of computers to the Company may materially adversely affect the Company's results of operations.

     MOTOROLA, INC. The TERACOM Service takes advantage of the PowerPC microprocessor from Motorola, Inc. Motorola, Inc. has stated that it believes the microprocessor is Y2K compliant. Further, Motorola has reported that it does not expect significant interruption to its manufacturing capabilities because of the failure of its manufacturing tools and equipment to be Y2K compliant. However, Motorola, Inc. cannot guarantee its Y2K compliance or that of its suppliers. Any interruption in the production of the microprocessor may cause a significant interruption in the Company's sales.

     SPRINT COMMUNICATIONS. The Company has chosen Sprint Communications as its preferred network supplier for TERACOM. Sprint Communications has reported that it has developed a plan to achieve Y2K compliance of its business systems in 1999. However, Sprint Communications cannot guarantee its Y2K compliance or that of its suppliers. While another company could be retained to supply network capabilities, any interruption or failure of Sprint Communication's network could have a significant adverse effect on the Company's business.

     INGRAM MICRO, INC. The Company plans to rely on Ingram Micro, Inc. for the assembly and distribution of hardware components used to deliver TERACOM. Ingram Micro, Inc. has reported that it has developed a comprehensive plan to achieve Y2K compliance of its sensitive systems by the fall of 1999. However, Ingram Micro, Inc. cannot guarantee its Y2K compliance or that of its suppliers. While another company could be retained to assemble and distribute TERACOM, any interruption in Ingram Micro Inc.'s assembly or distribution of TERACOM could have a significant adverse effect on the Company's business.

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

     CONTINGENCY PLANS. The Company is continuing to formulate its contingency plans. The Company views its dependence on critical suppliers as its primary exposure to potential Y2K concerns. The Company will continue to evaluate potential alternatives to reduce its dependence on those suppliers, and secure alternate supplies in the event that any supplier experiences significant business interruption as a result of Y2K or other concerns. Development of the Y2K contingency plans is expected to be substantially complete by the end of September 1999.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

     The Company operates in a rapidly changing environment that involves a number of uncertainties, some of which are beyond the Company's control. In addition to the uncertainties described elsewhere in this report, there are many factors that will affect the Company's future results and business, which may cause the actual results to differ from those currently expected. The Company's future operating results and financial condition are dependant upon the Company's ability to successfully develop, manufacture, and market technologically innovative products and services in order to meet dynamic customer demand patterns. Inherent in this process are a number of factors that the Company must successfully manage in order to achieve favorable future operating results and a favorable financial condition.

     Potential risks and uncertainties that could affect the Company's future operating results and financial condition include, among other things, continued competitive pressures in the marketplace and the effect of any reaction by the Company to such competitive pressures; the availability of key components on terms acceptable to the Company; the ability to the Company to deliver products and services at a certain price point in the market place; the Company's ability to supply products free of latent defects or other faults; the Company's ability to make timely delivery to the marketplace of technological innovations, including its ability to continue to make timely delivery of planned enhancements to the current TeraCom ServiceCell and timely delivery of future versions of the TeraCom ServiceCell; the availability of third-party software for particular applications; the Company's ability to attract, motivate and retain key employees; and the effect of Y2K compliance issues.

     For a discussion of these and other factors affecting the Company's future results and financial condition, see "Item 6 Management's Discussion and Analysis - Risk Factors That May Affect Operating Results" in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

PART II   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          The Company, it's TechnoVision Communications, Inc. subsidiary and certain of it's officers and Directors are currently parties to lawsuits as disclosed in the Company's Annual Report on Form 10-KSB, filed with the SEC on March 30, 1999. There has been no material development in those matters since that report. The Company believes it has defenses in each of those lawsuits and is vigorously contesting those matters. The Company notes that litigation can be expensive and disruptive to normal business operations, and results of litigation are difficult to predict with any degree of certainty. An adverse decision in the existing litigation or any future litigation the Company may face could have a material adverse affect on the business, results of operations or financial condition of the Company.

ITEM 2.   CHANGE IN SECURITIES

          During the three months ending March 31, 1999, the Company sold 2,679,987 shares of common stock, receiving $6,748,394, net of offering costs of $73,580. The Company received $40,650 in connection with the exercise of stock options to purchase 27,100 shares of common stock. The Company converted a note payable to a related party for $244,460, into a share subscription for 47,049 shares of common stock. The Company also issued 17,500 shares, which had been previously subscribed for in 1998.

          The Company also issued 15,000 shares of common stock, as payment for services rendered valued at $39,375. In addition, the Company issued 5,000 shares of common stock to purchase additional shares in TechnoVision Communications, Inc.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.   OTHER INFORMATION

     None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8K

          a)   Exhibits.

                 Number            Description             Method of Filing
               ---------           -----------             ----------------
                 27           Financial Data Schedule      Filed herewith

          b)   Reports on Form 8-K

               None.

          In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  MAY 12, 1999                     TERAGLOBAL COMMUNICATIONS CORP.

                                         By: /S/ ISSA NAKHLEH
                                         -------------------------------------
                                         Issa Nakhleh, Chief Financial Officer

                                         By: /S/ DAVID FANN
                                         -------------------------------------
                                         David Fann, Chief Executive Officer