Form 10-Q
period 1999-06-30
TERAGLOBAL COMMUNICATIONS CORP
filed 1999-08-09
CIK 1071876

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB



       [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999.

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



Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 31, 1999, 18,118,252 shares of the issuer's common stock were outstanding.

Transitional Small Business Disclosure Format (Check One): [   ] Yes  [ X ] No

                TERAGLOBAL COMMUNICATIONS CORP. AND SUBSIDIARIES
                 FORM 10-QSB FOR THE PERIOD ENDED JUNE 30, 1999



                                                                                                      Page
                                                                                                      ----
COVER PAGE                                                                                              1

INDEX                                                                                                   2

PART I. FINANCIAL INFORMATION                                                                           3

           ITEM 1. Financial Statements
              Consolidated  Balance  Sheets June 30, 1999  (unaudited)  and December 31,
              1998 (audited)                                                                            3

              Consolidated  Statements of  Operations - Six Months and Three Months Ended
              June 30, 1999 (unaudited) and June 30, 1998                                               5

              Consolidated  Statements  of Cash Flows - Six Months  Ended June 30,  1999 (unaudited)
              and June 30, 1998                                                                         6

              Notes to Condensed  Consolidated  Financial Statements - June 30, 1999 (unaudited)
              and June 30, 1998                                                                         8

           ITEM 2. Management's  Discussion and Analysis of Financial Condition and Results
           of Operations                                                                               12

PART II.  OTHER INFORMATION                                                                            19

           ITEM 1. Legal Proceedings                                                                   19

           ITEM 2. Change in Securities                                                                19

           ITEM 3. Defaults upon Senior Securities                                                     19

           ITEM 4. Submission of Matters to a Vote of Security Holders                                 19

           ITEM 5. Other Information                                                                   20

           ITEM 6. Exhibits and Reports on Form 8-K                                                    20

SIGNATURES                                                                                             20


       TERAGLOBAL, TERACONFERENCE, TERASCAN, TERAMEDIA, ServiceCell and
        The POTS Box are trademarks of TERAGLOBAL Communications Corp.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                                TERAGLOBAL COMMUNICATIONS CORP.
                                                               AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED BALANCE SHEET
                                JUNE 30, 1999 (UNAUDITED) AND DECEMBER 31, 1998
-------------------------------------------------------------------------------


                                                        ASSETS

                                                                          June 30,      December 31,
                                                                            1999             1998
                                                                        ------------    -----------
                                                                        (Unaudited)

CURRENT ASSETS
  Cash and cash equivalents                                             $ 13,668,219    $    48,524
  Accounts receivable                                                         74,752              -
  Note receivable related party                                              255,095         56,500
  Inventory                                                                   76,931         20,073
  Prepaid expenses and other current assets, including $4,200
      from related parties                                                    81,739         21,831
                                                                        ------------    -----------

           Total current assets                                           14,156,734        146,928

FURNITURE AND EQUIPMENT, net                                               1,223,716      1,094,350
EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED,
    net of accumulated amortization of $699,984 and $318,174,
    respectively                                                            3,123,106     3,499,917
OTHER ASSETS                                                                  157,422       157,422
                                                                        ------------    -----------
TOTAL ASSETS                                                             $ 18,660,980   $ 4,898,617
                                                                        ------------    -----------
                                                                        ------------    -----------


    See accompanying notes to condensed consolidated financial statements.

                                                TERAGLOBAL COMMUNICATIONS CORP.
                                                               AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED BALANCE SHEET (CONTINUED)
                                JUNE 30, 1999 (UNAUDITED) AND DECEMBER 31, 1998

-------------------------------------------------------------------------------



                                         LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                             June 30,     December 31,
                                                                               1999           1998
                                                                           -----------    -----------
                                                                           (Unaudited)
CURRENT LIABILITIES
     Accounts payable, including $0 and $109,704, respectively,
         to a related party                                                $   898,684    $   786,569
     Customer deposits                                                          26,000              -
     Short-term loans                                                           66,667         65,986
     Accrued expenses, including $0 and $26,144, respectively,                 135,964        142,464
         to a related party
     Current portion of notes payable - related parties                         50,000        343,846
     Current portion of capitalized lease obligations                        1,192,701        706,055
                                                                           -----------    -----------

         Total current liabilities                                           2,370,016      2,044,920

CONVERTIBLE PROMISSORY NOTES                                                   475,000      1,125,000
NOTES PAYABLE - RELATED PARTIES, less current portion                                -        194,460
CAPITALIZED LEASE OBLIGATIONS, LESS CURRENT PORTION                            105,610        603,405
                                                                           -----------    -----------
              Total liabilities                                              2,950,626      3,967,785
                                                                           -----------    -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
     Preferred stock, $1.00 par value, non-voting
         100,000 shares authorized
         no shares issued and outstanding                                            -              -
     Common stock, $0.001 par value
         50,000,000 shares authorized
         15,188,506 shares issued and outstanding December 31, 1998
         18,080,052 shares issued and outstanding June 30, 1999                 18,081         15,189
     Additional paid-in capital                                             13,459,878      5,310,516
     Common stock subscribed                                                12,986,700         74,375
     Accumulated deficit                                                   (10,739,361)    (4,469,096)
     Cumulative foreign currency translation adjustment                        (14,944)          (155)
                                                                           -----------    -----------
Total shareholders' equity                                                  15,710,354        930,832
                                                                           -----------    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $18,660,980    $ 4,898,617
                                                                           -----------    -----------
                                                                           -----------    -----------

    See accompanying notes to condensed consolidated financial statements.

                                                 TERAGLOBAL COMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                FOR THE SIX MONTHS ENDING JUNE 30, 1999 AND 1998
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------


                                    Three months ended June 30,      Six months ended June 30,
                                    ---------------------------     -------------------------
                                        1999            1998           1999           1998
                                     ----------      -----------     -----------    ----------
                                    (Unaudited)      (Unaudited)     (Unaudited)   (Unaudited)


Sales                               $     56,380              -      $    143,865               -

Cost of sales                             38,151              -            79,110               -
                                    ------------    -----------       -----------     -----------

Gross profit                              18,229              -            64,755               -
                                    ------------    -----------       -----------     -----------

OPERATING EXPENSES
  Legal                                   95,284    $    38,292           231,426     $    41,105
  General and administrative           1,915,275        520,679         2,801,810         622,022
  Research and development             1,708,495         66,847         3,040,667         139,037
  Consulting, related party                    -              -                 -          59,906
  Selling                                 84,315         14,627           111,074          15,022
                                    ------------    -----------       -----------     -----------
                                       3,803,369        640,446         6,184,977         877,092
                                    ------------    -----------       -----------     -----------

LOSS FROM OPERATIONS                  (3,785,140)      (640,446)       (6,120,222)       (877,092)
                                    ------------    -----------       -----------     -----------

OTHER INCOME (EXPENSES)
  Interest income                         75,244            677            81,682             748
  Interest expense                      (114,720)             -          (231,725)              -
                                    ------------    -----------       -----------     -----------
  Total other income (expense)           (39,476)           677          (150,043)            748
                                    ------------    -----------       -----------     -----------

NET LOSS                            $ (3,824,616)   $  (639,769)      $(6,270,265)    $  (876,344)
                                    ------------    -----------       -----------     -----------
                                    ------------    -----------       -----------     -----------

BASIC LOSS PER COMMON SHARE         $      (0.21)   $     (0.06)      $     (0.36)    $     (0.08)
                                    ------------    -----------       -----------     -----------
                                    ------------    -----------       -----------     -----------

WEIGHTED-AVERAGE COMMON
SHARES OUTSTANDING                    18,063,992     10,480,841        17,409,468      10,424,586
                                    ------------    -----------       -----------     -----------
                                    ------------    -----------       -----------     -----------


         See accompanying notes to condensed consolidated financial statements.

                                                 TERAGLOBAL COMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------


                                                                       Six Months Ended June 30
                                                                 -----------------------------------
                                                                       1999               1998
                                                                 ----------------   ----------------
                                                                    (Unaudited)        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                        $ (6,270,265)   $   (876,344)
   Adjustments to reconcile net loss to net cash
     used in operating activities
       Depreciation                                                     274,533               -
       Amortization of goodwill                                         381,809               -
       Stock issued for services rendered                             1,000,000               -
       Options issued for services rendered                             450,000               -
   (Increase) decrease in
     Accounts receivable                                                (74,752)         10,272
     Prepaid expenses and other current assets                          (20,533)            502
     Inventory                                                          (56,858)              -
   Increase (decrease) in
     Accounts payable                                                   112,116          27,801
     Accrued expenses                                                    (6,500)         (2,779)
     Customer deposits                                                   26,000               -
                                                                   ------------    ------------

           Net cash used in operating activities                     (4,184,450)       (840,548)
                                                                   ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of furniture and equipment                                 (403,900)         (1,777)
   Note receivable -- related parties                                  (198,595)         80,800
   Acquisition of TechnoVision Communications, Inc's cash                     -          54,629
                                                                   ------------    ------------
           Net cash used in investing activities                       (602,495)        133,652
                                                                   ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on note payable -- related party                           (293,846)              -
   Proceeds from note payable -- related party                           50,000         118,655
   Forgiveness of debt on acquisition of TechnoVision                         -         334,884
   Proceeds from short-term loan                                            681               -
   Proceeds from common stock subscription                           12,514,800         787,000
   Payments on capital leases                                           (11,150)              -
   Proceeds from common stock issuance                                6,748,394               -
   Proceeds from stock option exercise                                   62,550               -
   Proceeds from the issuance of convertible promissory notes                 -         127,500
   Payments on convertible promissory notes                            (650,000)              -
                                                                   ------------    ------------

           Net cash provided by financing activities                 18,421,429       1,368,039
                                                                   ------------    ------------


         See accompanying notes to condensed consolidated financial statements.

                                                 TERAGLOBAL COMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------


                                                                          Six Months Ended June 30
                                                                    -------------------------------------
                                                                           1999               1998
                                                                    -----------------    ----------------
                                                                         Unaudited           Unaudited
CUMULATIVE TRANSLATION ADJUSTMENT                                          (14,789)              8,247
                                                                      ------------        ------------

              Net increase in cash and cash equivalents                 13,619,695             507,790

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              48,524              27,705
                                                                      ------------        ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                              $ 13,668,219        $    535,495
                                                                      ------------        ------------
                                                                      ------------        ------------

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the six months ended June 30, 1999, the Company issued 15,000 shares valued at $39,375 as a pre-payment of software license fees.

During the six months ended June 30, 1999, the Company converted a $244,460 related party promissory note into 47,059 shares of common stock.


         See accompanying notes to condensed consolidated financial statements.

                                                TERAGLOBAL COMMUNICATIONS CORP.
                                                               AND SUBSIDIARIES
                           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                  JUNE 30, 1999
-------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

         The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes there to included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

         The consolidated financial statements include the accounts of TERAGLOBAL Communications, Corp. (the "Company"), and its wholly owned subsidiaries, TERAGLOBAL Communications (Canada), Corp. and TGC Acquisition Inc. In addition, the accounts of TechnoVision Communications, Inc., the Company's 99.1% owned subsidiary are consolidated. All material inter-company balances and transactions have been eliminated in the consolidation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         MINORITY INTEREST

         The accompanying consolidated balance sheet as of June 30, 1999 does not reflect a minority interest liability in TechnoVision, although on a stand-alone basis, TechnoVision had a shareholders' deficit as of that date. The accompanying consolidated statements of operations for the six months ended June 30, 1999 and six months ended June 30, 1998 do not reflect the minority interest's share of TechnoVision's losses for those periods since the related accrual would result in the Company's recording of a minority interest receivable.

NOTE 3 - NOTE RECEIVABLE - RELATED PARTY

         During the six months ended June 30, 1999 the Company loaned $198,595 to certain officers and directors of the Company. The notes are unsecured, payable on demand and bear interest at the minimum applicable federal rate.

NOTE 4 - INVENTORY

         Inventory consisted of the following:

                                                June 30, 1999       December 31, 1998
                                                 (Unaudited)
                                             -------------------- -----------------------
Raw materials                                        $10,137                 $20,073
Work-in-progress                                      66,794                       -
                                             -------------------- -----------------------
Total                                                $76,931                 $20,073
                                             -------------------- -----------------------
                                             -------------------- -----------------------

                                                TERAGLOBAL COMMUNICATIONS CORP.
                                                               AND SUBSIDIARIES
                           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                  JUNE 30, 1999
-------------------------------------------------------------------------------



NOTE 5 - FURNITURE AND EQUIPMENT

         Furniture and equipment consisted of the following:

                                                                   June 30, 1999       December 31, 1998
                                                                    (Unaudited)
                                                                -------------------- ----------------------
         Furniture and fixtures                                           $192,064               $192,064
         Office equipment                                                  306,284                306,284
         Computer equipment                                              1,422,112              1,018,212
                                                                -------------------- ----------------------
                                                                         1,920,460              1,516,560
         Less accumulated depreciation                                     696,744                422,210
                                                                -------------------- ----------------------
         TOTAL                                                          $1,223,716             $1,094,350
                                                                -------------------- ----------------------
                                                                -------------------- ----------------------

Depreciation expense for the six months ended June 30, 1999 and the year ended December 31, 1998 was $274,534 and $417,350 respectively.

NOTE 6 - SHORT-TERM LOANS

         Principal is due on demand and is unsecured. Amounts do not accrue interest.

NOTE 7 - NOTES PAYABLE - RELATED PARTIES

         In March of 1999, the Company entered into an agreement with a former officer and Director of TechnoVision Communications, Inc. and current shareholder of the Company to settle debt totaling $244,460 through the issuance of 47,059 shares of common stock.

         During the three months ending June 30, 1999, the Company paid $197,338 in related party notes with accrued interest.

         Notes payable - related parties at June 30, 1999 consisted of the following:

                  Note  payable to a former  employee  of  TechnoVision  Communications,
                  Inc. is unsecured, non-interest bearing with no repayment terms.                   50,000

                  Less current portion                                                               50,000
                                                                                                   --------
                      LONG-TERM PORTION                                                             $     -
                                                                                                   ========

                  Future principal payments required under such notes are summarized as follows


                  Year Ending December 31,  1999                                                    $50,000


NOTE 8 - CONVERTIBLE PROMISSORY NOTES

         During February 1999, the Company repaid outstanding convertible promissory notes in the aggregate principal amount of $650,000 together with accrued interest.

                                                TERAGLOBAL COMMUNICATIONS CORP.
                                                               AND SUBSIDIARIES
                           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                  JUNE 30, 1999
-------------------------------------------------------------------------------

NOTE 9 - SHAREHOLDERS' EQUITY

         COMMON STOCK
         During the three months ending March 31, 1999, the Company sold 2,679,987 shares of common stock, receiving $6,748,394, net of offering costs of $73,580. During the same period, the Company received $40,650 in connection with the exercise of stock options for 27,100 shares of common stock and converted a note payable to a related party for $244,460 into 47,059 shares of common stock. The Company also issued 15,000 shares of common stock as a pre-payment for software license fees valued at $39,375. In addition, the Company issued 5,000 shares of common stock to purchase additional shares in TechnoVision Communications, Inc.

         During the three months ended June 30, 1999, the Company received $12,514,800 in share subscriptions for the issuance of 1,251,480 shares of common stock. The Company also received $21,900 in connection with the exercise of stock options for an aggregate of 8,600 shares of common stock. The Company also issued 100,000 shares of common stock, as payment for services rendered valued at $1,000,000 pursuant to an employment agreement.

         STOCK OPTION PLAN

         During the three months ended March 31, 1999, the Company granted 84,000 options under its 1997 Stock Option Plan (the "1997 Plan") at prices ranging from $4.00 to $10.50 per share to certain employees. Employees exercised 27,100 options during the same time period.

         During the three months ended June 30, 1999, the Company granted 117,875 options under its 1997 Plan at prices ranging from $10.00 to $16.62 per share to certain employees. Employees exercised 35,700 options and forfeited 14,400 options under this plan during the same time period.

         In February 1999 the Company adopted the 1999 Stock Option Plan (the "1999 Plan"). Under the terms of the 1999 Plan, the aggregate number of shares that may be issued pursuant to the exercise of options granted initially will not exceed 1,500,000.

         During the three months ended March 31, 1999, the Company granted 850,000 options under its 1999 Plan at prices ranging from $8.88 to $10.00 per share to certain employees, directors and corporate advisors.

         During the three months ended June 30, 1999, the Company granted 260,000 options under its 1999 Plan at prices ranging from $8.25 to $10.13 per share to certain directors and corporate advisors.

         The following summarizes the stock option transactions under the 1997 and 1999 Plans:

                                                      Stock Options          Weighted Average
                                                       Outstanding            Exercise Price
  Outstanding, December 31, 1998                        1,225,675                    $2.17

      Granted                                           1,311,875                    $9.36
      Exercised                                          (35,700)                    $1.75
      Forfeited                                          (14,400)                    $4.00
                                                         --------                    -----
      Outstanding, June 30, 1999                       2,487,650                    $5.96
                                                       ==========                   ======
      Exercisable, June 30, 1999                       1,739,860
                                                       ==========

                                                TERAGLOBAL COMMUNICATIONS CORP.
                                                               AND SUBSIDIARIES
                           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                  JUNE 30, 1999
-------------------------------------------------------------------------------

NOTE 10 - SUBSEQUENT EVENTS

         Subsequent to June 30, 1999, the Company loaned an aggregate of $40,000 to certain officers and directors of the Company. The notes are payable on demand and bear interest at the minimum applicable rate.

         Subsequent to June 30, 1999, the Company received $1,568,000 in common stock subscriptions for the issuance of 156,800 shares of unregistered common stock.

         Subsequent to June 30, 1999, the Company entered into a lease agreement to occupy new office space. The agreement calls for a security deposit of $500,000 and commitment of $434,148, $449,940, $465,720, $481,512 and $497,292 in annual payments from the commencement date during the five year term.

         Subsequent to June 30, 1999, the Company issued 10,000 stock options under the 1997 Plan at an exercise price of $16.03. Options were also exercised for 43,500 shares of common stock under the 1997 Plan for aggregate proceeds of $68,220.

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

OVERVIEW

TeraGLOBAL Communications Corp. is an emerging information and communications network utility converging voice/video/data and oriented to fulfill broad market needs. The Company is introducing a suite of services that integrate the hardware, software, network, and advanced compression technology necessary to deliver real-time, point-to-point and point-to-multipoint, interactive communications and collaboration solutions saving customers time and money while enhancing workflow efficiency and personal productivity. The services have been described as revolutionary in their ability to transform the organizational communications landscape.

During the second quarter of 1999, the Company focused on development and early stage marketing of its TeraMEDIA communications and collaboration service. Development efforts centered on the actions necessary to deliver pilot systems to early adopter clients, including improvement of video quality, the addition of content development features and authoring tools, and development of a proprietary communications accelerator card. The Company is targeting the fourth quarter of 1999 for the introduction of the first implementation version of the TeraMEDIA service.

TeraGLOBAL is marketing to early adopter clients in the corporate, distance education, medical, entertainment and government sectors, among others. The Company continued service demonstrations in the second quarter of 1999 and entered into its first Service Agreement with Cinetech Labs, Inc. The agreement with Cinetech Labs., Inc. provides for payments of $1.1 million over three years. Cinetech Labs, Inc. is a film restoration company that works with several of the largest film production companies in Hollywood.

TeraGLOBAL is in various stages of negotiation with additional early adopters in the corporate, distance education and government sectors. Based on the status of those negotiations and the Company's progress in developing the TeraMEDIA service, TeraGLOBAL hopes to secure additional Service Agreements in the third and fourth quarters of 1999; however, no assurances can be made as to the scope or timing of any additional agreements.

The Company recently completed a private placement of unregistered common stock, which resulted in subscription proceeds of $12.5 million in the second quarter. Principally as a result of this financing, the Company's total assets rose from $4,898,617 at December 31, 1998 to $18,660,980 at June 30, 1999. The Company intends to use the proceeds from this offering to complete enhancements to TeraMEDIA's feature set to move it from pilot to deliverable service, launch additional sales and marketing activity and to accelerate the TeraMEDIA network deployment. The funding will also provide TeraGLOBAL with additional working capital reserves.

With the expanded resources, TeraGLOBAL intends to hire additional key staff, including research and development engineers to work on hardware design and improvement, digital imaging, and the accelerated communications card, as well as software engineers to enhance the network software coordinating communication among networked computer servers. The Company also intends to begin staffing a new customer service and support unit to service early adopter clients and early stage customers.

RESULTS OF OPERATIONS

     The following table sets forth unaudited quarterly results of operations for the six months ending June 30, 1999 and 1998, as well as the audited results of operations for the year ended December 31, 1998.

BALANCE SHEET DATA:

                                               JUNE 30, 1999         JUNE 30, 1998          DECEMBER 31,
                                                (UNAUDITED)           (UNAUDITED)              1998
                                            -------------------   --------------------   ----------------
Cash and cash equivalents                      $13,668,219           $  535,494            $   48,524
Furniture and equipment, net                     1,223,716            1,221,426             1,094,350
Total assets                                    18,660,980            5,943,249             4,898,617
Current liabilities                              2,370,016            1,361,400             2,044,920
Total Shareholders' Equity                      15,710,354            3,347,534               930,832



STATEMENTS OF OPERATIONS DATA:


                                                 SIX MONTHS          SIX MONTHS
                                                    ENDING              ENDING             YEAR ENDED
                                                JUNE 30, 1999        JUNE 30, 1998         DECEMBER 31,
                                                 (UNAUDITED)          (UNAUDITED)             1998

                                              ---------------      ---------------      ---------------
Sales                                          $   143,865                   --           $   284,515
Cost of Sales                                       79,110                   --               270,132

General and administrative                       2,801,810              622,022             1,802,048
Research and development                         3,040,667              139,037             1,484,886

Net Loss                                       $(6,270,265)         $  (876,344)          $(4,077,616)

Basic loss per common share                         $(0.36)              $(0.08)          $     (0.33)

Weighted average common shares outstanding
                                                17,409,468           10,424,586            12,300,908


SECOND QUARTER 1999 COMPARED TO SECOND QUARTER 1998.

          SALES. Sales for the three months ended June 30, 1999 were $56,380 compared to no sales in the three months ended June 30, 1998. This figure included $12,000 for an initial TeraMEDIA network with one of the Company's early adopters in the corporate training area. The balance of the sales is attributable to contract engineering revenues earned from the Company's hardware development division. This figure does not include any revenue from the Cinetech Labs, Inc. agreement, which is expected to contribute to revenue in the third quarter of 1999.

          Based on the status of the development of TeraMEDIA and an allocation of time for testing the systems with early adopters, the Company hopes to secure sales in connection with the implementation of systems for early adopters in the distance learning, corporate, film, and government industries in the third and fourth quarter of 1999.

         COST OF SALES. Costs of sales in the three months ended June 30, 1999 were $38,151, compared to no cost of sales in the three months ended June 30, 1998. The second quarter gross profit margin of 32% reduced the year to date gross profit margin to 45%.

         Substantially all of the cost of sales were associated with sales of the TERACONFERENCE product by the Company's TechnoVision Communications, Inc. subsidiary and are not indicative of gross profit margins the Company expects to experience on sales of its TeraMEDIA service.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses were $1,465,275 in three months ended June 30, 1999, compared to $520,689 in the three months ended June 30, 1998, an increase of 280%.

         For the six months ended June 30, 1999 general and administrative expenses totaled $2,351,810, including: (i) $381,809 in amortized goodwill resulting from the acquisition of TechnoVision Communications, Inc., ISG Acquisition LLC and Design Analysis Associates, Inc. (ii) $274,534 in depreciation of fixed assets and (iii) approximately $700,000 in salaries.

         The Company expects to continue to add infrastructure to support the completion and roll out of TeraMEDIA in 1999. In connection with the anticipated increase in staffing, the Company signed a lease on new office space that will continue to add to the growth in these expenditures. The lease is expected to commence in the fourth quarter of 1999.

         RESEARCH AND DEVELOPMENT. Research and Development expenses were $1,708,495 in the three months ended June 30, 1999, as compared to $66,847 in the three months ended June 30, 1998. Of this amount $1,000,000 was a one-time non-cash charge for a stock grant to an engineer pursuant to his employment agreement. Of the remaining expenditures 30% was expended on telecommunications lines for the TeraMEDIA network connecting employees and early adopters with the balance going to salaries and related costs. These initial network communications have aided the Company's marketing of TeraMEDIA by allowing early adopters to have a point of presence on the network for product evaluation and product demonstrations.

         The balance of the year will continue to see increases in research and development spending due to hiring additional personnel and purchasing additional equipment for testing. The Company will continue to devote substantial resources to research and development in 1999 to complete the development of the core software and hardware package for TeraMEDIA, as well as the development of applications to tailor TeraMEDIA to the needs of specific industries.

         SELLING. Selling expenditures were $84,315 in the three months ended June 30, 1999, as compared to $14,627 in the three months ended June 30, 1998. This increase is a result of the Company's addition of personnel to market the TeraMEDIA service.

         Selling expenses are expected to increase significantly in connection with the rollout of the TeraMEDIA service.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1999, the Company had cash and cash equivalents totaling $13,668,219 and a working capital surplus of $11,786,718.

         For the three months ended June 30, 1999, net cash used in operating activities was $2,008,793 as compared to $2,374,252 for the three months ended March 31, 1999. In addition, the Company made capital expenditures of $70,356 and $333,544 for new equipment in the first and second quarters of this year. The substantial increase in cash from the December 31, 1998 balance of $48,524 was a direct result of financing transactions completed in January and February 1999 and those started in May of 1999 and completed subsequent to the quarter end, raising in the aggregate over $20 million. In January and February 1999 the Company sold 2,679,987 shares of common stock for an aggregate of $6,748,394, net of offering costs and in May and June received subscriptions of $12,514,800 for the issuance of 1,251,480 shares of unregistered common stock.

         During the three months ended June 30, 1999 the Company repaid related party notes totaling $197,338 with accrued interest as compared to the $46,508 repaid in the three months ended March 31, 1999.

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

         The Company expects cash flows from operating activities to continue to be negative over the next six to nine months as increases in sales resulting from the initial introduction of TeraMEDIA are offset by increases in general and administrative expenses necessary to complete the Company's infrastructure, product development and roll-out. The Company believes that available cash, together with anticipated operating revenues will be adequate to fund the Company's operations over the next 15 months.

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

         PHASE I-- INVENTORY AND RISK ASSESSMENT. This Phase requires an inventory and assessment of the business and information systems used by the Company, including desktop hardware and software, network hardware and software, telephone systems, and general business systems with embedded technology. The Company uses desktop products from Apple Computer. As reported below, Apple Computer has reported that its products and operating system are Y2K compliant. In addition the Company uses "off the shelf" software for desktop applications. In connection with a review of this software the Company intends to replace its accounting software before December 31, 1999. The Company has executed a Lease Agreement to relocate its corporate headquarters before December 31, 1999. The landlord for the new facilities has represented that its general business are Y2K compliant. Further, the Company's existing products are all Y2K compliant and contain four digit date codes. As a result, the Company believes it has completed 75% of its Phase I analysis, and anticipates that this Phase will be completed during the second quarter of fiscal 1999.

         PHASE II--REMEDIATION COST ESTIMATION. This Phase involves the analysis of each Y2K compliance issue, determination of how such risks will be remediated and the cost of such remediation. The Company does not anticipate needing to replace any significant hardware. It will upgrade some desktop software with readily available prepackaged programs. Because of the Company's limited operating history, it does not expect to incur significant time or expense in connection with transferring data to any upgraded desktop software. The Company does not expect to incur any costs in connection with upgrading embedded systems in new physical facilities. This Phase is now substantially complete. The Company believes that neither the costs associated with its Y2K compliance nor the consequences of incomplete or untimely resolution of the Y2K problem by the Company will have a material adverse effect on the Company's business, financial condition or results of operations in any given year.

         PHASE III-- REMEDIATION. This Phase includes the replacement or correction of any necessary business or information systems. The Company has not incurred significant remediation expenses to date. A detailed project plan for the remediation is being developed. The Company anticipates spending a nominal amount for a new accounting software before the end of the year, but otherwise does not anticipate any significant expenses in connection with Y2K remediation.

         PHASE IV-- REMEDIATION TESTING. This Phase includes the future date testing of all remediation efforts made in Phase III to confirm that the changes made bring the affected systems into compliance, no new problems have arisen as a result of the remediation and that all new systems which replaced noncompliant systems are Y2K compliant regardless of whether vendors represent that such systems are Y2K compliant. This Company anticipates that this Phase will be completed during fourth quarter fiscal 1999.

         THIRD PARTY RELATIONSHIPS. Even if the Company's internal systems are not materially affected by the Y2K problem, the Company's business, financial condition and results of operations could be materially adversely affected by disruption in the operation of enterprises with which the Company interacts. The Company currently relies or plans to rely on Apple Computer, Inc., Motorola, Inc., Ingram Micro, Inc. and Sprint Communications in connection with the design, manufacture, distribution and operation of components of the TeraMEDIA Service. Each of these entities is a public company that files reports with the Securities and Exchange Commission regarding Y2K compliance. Based on these reports, the Company believes the status of these entities with regard to Y2K compliance to be as set forth below.

         APPLE COMPUTER, INC. The TeraMEDIA product is based on a computer supplied by Apple Computer, Inc. Apple Computer, Inc. has reported that its computers and operating systems are Y2K compliant. However, the vendors that provide products and services to Apple Computer, Inc. may experience difficulties associated with the Y2K issue. Any interruption in manufacturing or distributing the computers may cause a significant interruption in the Company's sales. Interruptions in the supply of computers to the Company may materially adversely affect the Company's results of operations

         MOTOROLA, INC. The TeraMEDIA Service takes advantage of the PowerPC microprocessor from Motorola, Inc. Motorola, Inc. has stated that it believes the microprocessor is Y2K compliant. Further, Motorola has reported that it does not expect significant interruption to its manufacturing capabilities because of the failure of its manufacturing tools and equipment to be Y2K compliant. However, Motorola, Inc. cannot guarantee its Y2K compliance or that of its suppliers. Any interruption in the production of the microprocessor may cause a significant interruption in the Company's sales.

         SPRINT COMMUNICATIONS. The Company has chosen Sprint Communications as its preferred network supplier for TeraMEDIA. Sprint Communications has reported that it has developed a plan to achieve Y2K compliance of its business systems in 1999. However, Sprint Communications cannot guarantee its Y2K compliance or that of its suppliers. While another company could be retained to supply network capabilities, any interruption or failure of Sprint Communication's network could have a significant adverse effect on the Company's business.

         INGRAM MICRO, INC. The Company plans to rely on Ingram Micro, Inc. for the assembly and distribution of hardware components used to deliver TeraMEDIA. Ingram Micro, Inc. has reported that it has developed a comprehensive plan to achieve Y2K compliance of its sensitive systems by the fall of 1999. However, Ingram Micro, Inc. cannot guarantee its Y2K compliance or that of its suppliers. While another company could be retained to assemble and distribute TeraMEDIA, any interruption in Ingram Micro Inc.'s assembly or distribution of TeraMEDIA could have a significant adverse effect on the Company's business.

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

         Potential risks and uncertainties that could affect the Company's future operating results and financial condition include, among other things, continued competitive pressures in the marketplace and the effect of any reaction by the Company to such competitive pressures; the availability of key components on terms acceptable to the Company; the ability to the Company to deliver products and services at a certain price point in the market place; the Company's ability to supply products free of latent defects or other faults; the Company's ability to make timely delivery to the marketplace of technological innovations, including its ability to continue to make timely delivery of planned enhancements to the current TeraMEDIA Service and timely delivery of future versions of the TeraMEDIA Service the availability of third-party software for particular applications; the Company's ability to attract, motivate and retain key employees; and the effect of Y2K compliance issues.

         For a discussion of these and other factors affecting the Company's future results and financial condition, see "Item 6 - Management's Discussion and Analysis - Risk Factors That May Affect Operating Results" in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

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

         USE OF PROCEEDS FROM FEBRUARY $6.8 MILLION FINANCING


Capital Expenditures                                    $  403,900
Loans to related parties                                   198,595
Repayment of notes payable                                 243,846
Repayment of convertible debentures                        650,000
Research & Development                                   2,040,667
Offering Costs                                              73,580
Working Capital                                          3,211,304
                                                        ----------
                                                        $6,821,892
                                                        ----------


         The Company also issued 15,000 shares of common stock, as a pre-payment for software license fees valued at $39,375. In addition, the Company issued 5,000 shares of common stock to purchase additional shares in TechnoVision Communications, Inc.

         During the three months ended June 30, 1999, the Company issued 100,000 shares to an engineer pursuant to an employment agreement and issued 47,059 shares, settling debt of $244,460. In addition the Company received $12,514,800 in share subscriptions for the issuance of 1,251,480 shares. Subsequent to June 30, 1999 the Company completed the offering raising an additional $1,568,000 in subscriptions for the issuance of 156,800 shares of common stock

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The company held its annual meeting of shareholder on June 24, 1999. All matters voted upon were approved. The results of those votes are as follows:

Proposal 1:       Reincorporation into Delaware

                  The proposal to approve an Agreement of Merger to effect the re-incorporation of the Company into Delaware was approved on the following basis:


       For                  Against              Abstain          Broker Non-Vote
-------------------     ----------------     ----------------     ----------------
    11,403,785               15,550               24,700            1,132,097

                                     19

Proposal 2:       Adoption of 1999 Stock Option Plan

                  The proposal to approve and adopt the Company's 1999 Stock Option Plan, which provides the right to grant options to purchase up to 1,500,000 shares of the Company's common stock was approved on the following basis:


       For                  Against              Abstain          Broker Non-Vote
-------------------     ----------------     ----------------     ----------------
      11,387,926              32,919              23,192            1,132,097


Proposal 3:       Amendment of the 1997 Stock Option Plan

                  A proposal was introduced at the meeting to approve and ratify an amendment to the Company's 1997 Stock Option Plan, giving the Company the authority to grant options to purchase up to 1,500,000 shares of the Company's common stock, and was approved on the following basis:


       For                  Against              Abstain          Broker Non-Vote
-------------------     ----------------     ----------------     ----------------
   12,596,611                0                    0                    0


Proposal 4:       Election of Directors

                  The following directors were elected at the meeting to serve a one-year term:

                                                           For             Authority Withheld
                                                     -----------------    --------------------
Paul Cox                                                 12,587,377          16,734
David Fann                                               12,586,377          17,734
Grant K. Holcomb                                         12,589,377          14,734
John F.A.V. Cecil                                        12,589,377          14,734
William O. McCoy                                         12,589,377          14,734


ITEM 5.        OTHER INFORMATION

         None

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8K

       a)      Exhibits.

               Number           Description                    Method of Filing
               ------           -----------                    ----------------
               27               Financial Data Schedule         Filed herewith


       b)      Reports on Form 8-K

               None

               In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  August 9, 1999                     TERAGLOBAL COMMUNICATIONS CORP.

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