Form 10-Q
period 1999-09-30
TERAGLOBAL COMMUNICATIONS CORP
filed 1999-11-10
CIK 1071876

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


       [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999.

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

                       9171 TOWNE CENTRE DRIVE, SUITE 600
                           SAN DIEGO, CALIFORNIA 92122
                    (Address of principal executive offices)

                                 (858) 404-5500
                           (Issuer's telephone number)

                            225 BROADWAY, SUITE 1600
                           SAN DIEGO, CALIFORNIA 92101
                                 (Former address)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 9, 1999, 19,691,613 shares of the issuer's common stock were outstanding.

Transitional Small Business Disclosure Format (Check One): [ ] Yes  [X] No

                 TERAGLOBAL COMMUNICATIONS CORP. AND SUBSIDIARIES
               FORM 10-QSB FOR THE PERIOD ENDED SEPTEMBER 30, 1999

                                                                                                       PAGE
                                                                                                       ----
    COVER PAGE                                                                                            1

    INDEX                                                                                                 2

    PART I. FINANCIAL INFORMATION                                                                         3

            ITEM 1. Financial Statements

                     Consolidated Balance Sheets as of September 30, 1999 (unaudited) and
                     December 31, 1998 (audited)                                                          3

                     Consolidated Statements of Operations - Nine Months and Three
                     Months Ended September 30, 1999 and September 30, 1998 (unaudited)                   5

                     Consolidated  Statements  of Cash Flows - Nine Months Ended  September 30,
                     1999 and September 30, 1998 (unaudited)                                              6

                     Notes to Consolidated Financial Statements - September 30, 1999 and
                     September 30, 1998 (unaudited)                                                       8

            ITEM 2. Management's  Discussion and Analysis of Financial Condition and
             Results of Operations                                                                       12

    PART II.  OTHER INFORMATION                                                                          18

               ITEM 1. Legal Proceedings                                                                 18

               ITEM 2. Change in Securities                                                              19

               ITEM 3. Defaults upon Senior Securities                                                   20

               ITEM 4. Submission of Matters to a Vote of Security Holders                               20

               ITEM 5. Other Information                                                                 20

               ITEM 6. Exhibits and Reports on Form 8-K                                                  20

    SIGNATURES                                                                                           20


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

TERAGLOBAL, TERAMEDIA and TERASTUDIO are trademarks of TERAGLOBAL Communications Corp.

                               TERAGLOBAL COMMUNICATIONS CORP. AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 1999 (UNAUDITED) AND DECEMBER 31, 1998

-------------------------------------------------------------------------------

                                      ASSETS


                                                                                September 30,         December 31,
                                                                                    1999                  1998
                                                                                -------------         -------------
                                                                                 (Unaudited)
CURRENT ASSETS
     Cash                                                                       $   7,048,531         $      48,524
     Marketable securities                                                          4,938,250                     -
     Accounts receivable                                                              127,157                     -
     Note receivable-related party                                                    340,095                56,500
     Inventory                                                                         99,830                20,073
     Prepaid expenses and other current assets, including $4,241
         to related parties                                                           485,158                21,831
                                                                                -------------         -------------

              Total current assets                                                 13,039,022               146,928

FURNITURE AND EQUIPMENT, net                                                        1,313,666             1,094,350
EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED,
      net of accumulated amortization of $890,890
      September 30, 1999 (unaudited) and $318,174
      December 31, 1998                                                             2,933,201             3,499,917
CERTIFICATE OF DEPOSIT                                                                500,000                     -
OTHER ASSETS                                                                          157,422               157,422
                                                                                -------------         -------------

TOTAL  ASSETS                                                                   $  17,943,311         $   4,898,617
                                                                                -------------         -------------
                                                                                -------------         -------------

     See accompanying notes to consolidated financial statements.

                               TERAGLOBAL COMMUNICATIONS CORP. AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEETS (CONTINUED)
                           SEPTEMBER 30, 1999 (UNAUDITED) AND DECEMBER 31, 1998

-------------------------------------------------------------------------------

                   LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                September 30,         December 31,
                                                                                    1999                  1998
                                                                                -------------         -------------
                                                                                 (Unaudited)
CURRENT LIABILITIES
     Accounts payable, including $0 to related parties
         September 30, 1999 (unaudited) and $109,704
         December 31, 1998                                                      $   1,308,708         $     786,569
     Customer deposits                                                                 30,560                     -
     Short-term loans                                                                  68,110                65,986
     Accrued expenses, including $0 and $26,144, respectively
         to a related party                                                           346,129               142,464
     Notes payable, including $50,000 to a related party                               50,000               343,846
     Convertible promissory notes - current                                           475,000                     -
     Current portion of capitalized lease obligations                               1,292,372               706,055
                                                                                -------------         -------------

         Total current liabilities                                                  3,570,880             2,044,920

CONVERTIBLE PROMISSORY NOTES                                                                -             1,125,000
NOTES PAYABLE - RELATED PARTIES                                                             -               194,460
CAPITALIZED LEASE OBLIGATIONS, LESS CURRENT PORTION                                         -               603,405
                                                                                -------------         -------------
              Total liabilities                                                     3,570,880             3,967,785
                                                                                -------------         -------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
     Preferred stock, $1.00 par value, non-voting
         100,000 shares authorized
         no shares issued and outstanding                                                   -                     -
     Common stock, $0.001 par value
         50,000,000 shares authorized
         15,188,506 shares issued and outstanding December 31, 1998
         19,577,773 shares issued and outstanding September 30, 1999                   19,578                15,189
     Additional paid-in capital                                                    27,976,000             5,310,516
     Common stock subscribed                                                        1,000,000                74,375
     Accumulated deficit                                                          (14,591,891)           (4,469,096)
     Cumulative foreign currency translation adjustment                               (31,277)                 (155)
                                                                                -------------         -------------
Total shareholders' equity                                                         14,372,431               930,832
                                                                                -------------         -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $  17,943,311         $   4,898,617
                                                                                -------------         -------------
                                                                                -------------         -------------

     See accompanying notes to consolidated financial statements.


                                                                       TERAGLOBAL COMMUNICATIONS CORP. AND SUBSIDIARIES
                                                                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                                FOR THE THREE MONTHS AND NINE MONTHS ENDING SEPTEMBER 30, 1999 AND 1998
                                                                                                            (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------


                                            Three months ended Sept. 30,              Nine months ended Sept. 30,
                                         -----------------------------------     --------------------------------------
                                              1999               1998                  1999                 1998
                                        -----------------   ----------------     ------------------   -----------------
                                          (Unaudited)         (Unaudited)           (Unaudited)         (Unaudited)
Sales                                   $        130,542    $       272,634      $         274,407    $      272,634

Cost of sales                                     99,051            233,337                178,161           233,337
                                        -----------------   ----------------     ------------------   -----------------
Gross profit                                      31,491             39,298                 96,246            39,298
                                        -----------------   ----------------     ------------------   -----------------
OPERATING EXPENSES
        Consulting, related party                      -              2,941                      -            62,847
        General and administrative             2,124,685            988,325              4,926,495         1,610,347
        Legal                                    176,125            145,024                407,551           186,129
        Research and development               1,517,597            106,771              4,558,264           245,808
        Selling                                  131,308             95,624                242,382           110,646
                                        -----------------   ----------------     ------------------   -----------------
                                               3,949,716          1,338,685             10,134,693         2,215,778
                                        -----------------   ----------------     ------------------   -----------------

LOSS FROM OPERATIONS                          (3,918,225)        (1,299,387)           (10,038,447)       (2,176,480)
                                        -----------------   ----------------     ------------------   -----------------
OTHER INCOME (EXPENSES)
        Interest income                          171,024                155                252,706               903
        Interest expense                        (105,329)           (78,719)              (337,054)          (78,719)
        Other income                                   -                  -                      -                 -
                                        -----------------   ----------------     ------------------   -----------------
        Total other income
        (expense)                                 65,695           (78,564)               (84,348)          (77,816)
                                        -----------------   ----------------     ------------------   -----------------
MINORITY INTEREST                                                      (34)                                     (34)
                                        -----------------   ----------------     ------------------   -----------------
                                        -----------------   ----------------     ------------------   -----------------
NET LOSS                                $    (3,852,530)    $   (1,377,986)      $    (10,122,795)    $  (2,254,330)
                                        -----------------   ----------------     ------------------   -----------------
                                        -----------------   ----------------     ------------------   -----------------
BASIC LOSS PER COMMON SHARE
                                        $         (0.20)    $        (0.10)      $          (0.56)    $       (0.20)
                                        -----------------   ----------------     ------------------   -----------------
                                        -----------------   ----------------     ------------------   -----------------
WEIGHTED-AVERAGE COMMON
SHARES OUTSTANDING                           18,904,282         13,225,422             17,941,015        11,374,040
                                        -----------------   ----------------     ------------------   -----------------
                                        -----------------   ----------------     ------------------   -----------------

         See accompanying notes to consolidated financial statements.

                                                                 TERAGLOBAL COMMUNICATIONS CORP. AND SUBSIDIARIES
                                                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (UNAUDITED)

-----------------------------------------------------------------------------------------------------------------

                                                                               NINE MONTHS ENDED SEPTEMBER 30
                                                                           --------------------------------------
                                                                                 1999                 1998
                                                                           -----------------    -----------------
                                                                             (UNAUDITED)          (UNAUDITED)
                                                                           -----------------    -----------------
CASH FLOWS FROM OPERATION ACTIVITIES
            Net loss                                                       $    (10,122,795)     $    (2,254,296)
            Adjustments to reconcile net loss to net cash used
                in operating activities
                Stock issued for services rendered                                2,043,100                    -
                Options issued for services rendered                                450,000                    -
                Depreciation                                                        441,459               88,003
                Amortization of goodwill                                            572,714                    -
            (Increase) decrease in
                Accounts receivable                                                (127,157)             226,669
                Note receivable - related party                                    (283,595)                   -
                Prepaid expenses and other current assets                          (423,952)              26,255
                Inventory                                                           (79,757)                (364)
            Increase (decrease) in
                Accounts payable                                                    522,140              365,059
                Accrued expenses                                                    203,665              168,630
                Customer deposits                                                    30,560             (105,000)
                                                                           -----------------    -----------------
            Net cash used for operating activities                               (6,773,618)          (1,485,044)
                                                                           -----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
            Acquisition of TechnoVision Cash                                              -               54,629
            Acquisition of ISG                                                            -             (251,000)
            Purchase of certificate of deposit                                     (500,000)                   -
            Purchase of furniture and equipment                                    (660,775)             (11,398)
                                                                           -----------------    -----------------
                                                                                 (1,160,775)            (207,769)
                                                                           -----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
            Payment of short-term loans                                               2,124                 (675)
            Payment of note payable - related party                                (243,846)             (80,989)
            Payment of capital lease obligations                                    (17,088)             107,451
            Procceds from common stock subscriptions                                (74,375)                   -
            Payment of convertible debenture                                       (650,000)             977,500
            Proceeds from issuance of common stock, net of fees                  20,739,439              805,375
            Foregiveness of debt on acquisition of TechnoVision                           -              334,884
            Proceeds from exercise of stock options                                 147,520                    -
                                                                           -----------------    -----------------
                                                                                 19,903,774            2,143,546
                                                                           -----------------    -----------------

         See accompanying notes to consolidated financial statements.

                                                                   TERAGLOBAL COMMUNICATIONS CORP. AND SUBSIDIARIES
                                                                  CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                                              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                                                                                        (UNAUDITED)

-------------------------------------------------------------------------------------------------------------------

                                                                                NINE MONTHS ENDED SEPTEMBER 30
                                                                           --------------------------------------
                                                                                 1999                 1998
                                                                           -----------------    -----------------
                                                                             (UNAUDITED)          (UNAUDITED)
                                                                           -----------------    -----------------
CUMULATIVE TRANSLATION ADJUSTMENT                                                   (31,122)              21,596

            Net increase in cash and cash equivalents                            11,938,258              472,330

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       48,524               27,705

                                                                           -----------------    -----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $     11,986,782     $        500,035
                                                                           -----------------    -----------------
                                                                           -----------------    -----------------


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the nine months ended September 30, 1999, the Company issued 15,000 shares valued at $39,375 as a pre-payment of software license fees.

During the nine months ended September 30, 1999, the Company converted a $244,460 related party promissory note into 47,059 shares of common stock.

During the nine months ended September 30, 1999, the Company issued 6,000 shares valued at $6,000 as payment for the acquisition of additional shares in TechnoVision Communications, Inc.






         See accompanying notes to consolidated financial statements.

                                                TERAGLOBAL COMMUNICATIONS CORP.
                                                               AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                             SEPTEMBER 30, 1999
-------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

         The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

         The consolidated financial statements include the accounts of TeraGlobal Communications Corp. (the "Company"), and its wholly owned subsidiaries, TeraGlobal Communications (Canada) Corp. and TGC Acquisition Inc. In addition, the accounts of TechnoVision Communications, Inc. ("TechnoVision"), the Company's 99.1% owned subsidiary are consolidated. All material inter-company balances and transactions have been eliminated in the consolidation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         MINORITY INTEREST

         The accompanying consolidated balance sheet as of September 30, 1999, does not reflect a minority interest liability because TechnoVision, on a stand-alone basis, had a shareholders' deficit as of that date. The accompanying consolidated statements of operations for the nine months ended September 30, 1999, and nine months ended September 30, 1998, do not reflect the minority interest's share of TechnoVision's losses for said periods because the related accrual would result in the Company's recording of a minority interest receivable.

NOTE 3 - NOTE RECEIVABLE - RELATED PARTY

         During the nine months ended September 30, 1999 the Company loaned $283,595 to certain officers and directors of the Company. The promissory notes are unsecured, payable on demand and bear interest at the minimum applicable federal rate.

NOTE 4 - INVENTORY

         Inventory consisted of the following:

                                     September 30, 1999     December 31, 1998
                                         (Unaudited)
                                     -------------------------------------------
         Raw materials                          $99,830               $20,073

                                     -------------------------------------------
         Total                                  $99,830               $20,073
                                     -------------------------------------------
                                     -------------------------------------------

                                                TERAGLOBAL COMMUNICATIONS CORP.
                                                               AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                             SEPTEMBER 30, 1999
-------------------------------------------------------------------------------

NOTE 5 - FURNITURE AND EQUIPMENT

         Furniture and equipment consisted of the following:

                                          September 30, 1999     December 31, 1998
                                              (Unaudited)
                                          -------------------------------------------
         Furniture and fixtures                     $193,376               $192,064
         Office equipment                            523,652                306,284
         Computer equipment                        1,460,307              1,018,212
                                          -------------------------------------------
                                                   2,177,335              1,516,560
         Less accumulated depreciation               863,669                422,210
                                          -------------------------------------------
         TOTAL                                    $1,313,666             $1,094,350
                                          -------------------------------------------
                                          -------------------------------------------

Depreciation expense for the nine months ended September 30, 1999 and the year ended December 31, 1998 was $441,459 and $417,350 respectively.

NOTE 6 - SHORT-TERM LOANS

         Principal is due on demand and is unsecured. Amounts do not accrue interest.

NOTE 7 - NOTES PAYABLE - RELATED PARTIES

         In March of 1999, the Company entered into an agreement with a former officer and Director of TechnoVision and current shareholder of the Company to settle debt totaling $244,460 through the issuance of 47,059 shares of common stock. This amount is owed to an individual who is currently in litigation against the Company. This amount may be offset if the litigation is resolved in the Company's favor.

         Notes payable - related parties at September 30, 1999 consisted of the following:

                  Note payable to a former employee of TechnoVision is
                  unsecured, non-interest bearing with no repayment terms.          $   50,000

                  Less current portion                                                  50,000
                                                                                    -----------
                      LONG-TERM PORTION                                             $         -
                                                                                    -----------
                                                                                    -----------

                  Future principal payments required under such notes are
                      summarized as follows

                  Year Ending December 31,  1999                                    $   50,000

NOTE 8 - CONVERTIBLE PROMISSORY NOTES

         During February 1999, the Company repaid outstanding convertible promissory notes in the aggregate principal amount of $650,000 together with accrued interest.

                                                TERAGLOBAL COMMUNICATIONS CORP.
                                                               AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                             SEPTEMBER 30, 1999
-------------------------------------------------------------------------------

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

         During the three months ended June 30, 1999, the Company issued 100,000 shares of common stock, as payment for services rendered valued at $1,000,000 pursuant to an employment agreement.

         During the three months ended September 30, 1999, the Company issued 1,431,711 shares of common stock receiving $13,956,670, net of offering costs of $126,130. The Company also received $106,870 in connection with the exercise of stock options for an aggregate of 63,100 shares of common stock. The Company also issued 100,000 shares of common stock at a value of $1,000,000 to an executive officer as additional compensation. The Company issued 4,310 shares, valued at $43,100, for services rendered and issued 1,000 shares to purchase additional shares in TechnoVision Communications, Inc. The Company also cancelled 2,500 shares for a payment of $40,000.

         STOCK OPTION PLAN

         During the three months ended March 31, 1999, the Company granted 84,000 options under its 1997 Stock Option Plan (the "1997 Plan") at prices ranging from $4.00 to $10.50 per share to certain employees. Employees exercised 27,100 options during the same time period.

         During the three months ended June 30, 1999, the Company granted 117,875 options under its 1997 Plan at prices ranging from $10.00 to $16.62 per share to certain employees. Employees exercised 8,600 options and forfeited 14,400 options under this plan during the same time period.

         During the three months ended September 30, 1999, the Company granted 58,500 options under its 1997 Plan at prices ranging from $8.00 to $16.03 per share to certain employees. Employees exercised 54,500 options and forfeited 5,000 options under this plan during the same time period.

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

                                                TERAGLOBAL COMMUNICATIONS CORP.
                                                               AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                             SEPTEMBER 30, 1999
-------------------------------------------------------------------------------

         During the three months ended June 30, 1999, the Company granted 260,000 options under its 1999 Plan at prices ranging from $8.25 to $10.13 per share to certain directors and corporate advisors.

         During the three months ended September 30, 1999, the Company granted no options under its 1999 Plan.

         The following summarizes the stock option transactions under the 1997 and 1999 Plans:

                                                      Stock Options          Weighted Average
                                                       Outstanding            Exercise Price
         Outstanding, December 31, 1998                     1,225,875                   $2.17

            Granted                                         1,370,375                   $9.45
            Exercised                                         (90,200)                  $1.63
            Forfeited                                         (19,400)                  $7.12
                                                            ---------                   -----
                Outstanding, September 30, 1999             2,486,650                   $6.17
                                                            ---------                   -----
                                                            ---------                   -----
                Exercisable, September 30, 1999             1,810,325
                                                            ---------
                                                            ---------

NOTE 10 - COMMITMENTS

         The Company entered into a lease agreement to occupy new office space in San Diego, California. The agreement calls for a security deposit of $500,000 and commitments of $434,148, $449,940, $465,720, $481,512 and
         $497,292 in annual payments from the commencement of the five year term, starting October 27, 1999. The certificate of deposit is collateral for a standby letter of credit required as part of the lease with the new landlord.

NOTE 11 - SUBSEQUENT EVENTS

         Subsequent to September 30, 1999, the Company issued 14,340 shares of common stock upon the exercise of options under the 1997 Plan for proceeds of $22,820.

         Subsequent to September 30, 1999, the Company granted 32,500 options under its 1997 Plan at prices ranging from $8.75 to $10.03 per share to certain employees.

         Subsequent to September 30, 1999, the Company granted 51,850 options under its 1999 Plan at prices ranging from $8.75 to $10.25 per share to certain employees.

         Subsequent to September 30, 1999, the Company loaned $10,000 to an officer and director of the Company. The note is payable on demand and bears interest at the minimum applicable rate.

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

OVERVIEW

         TeraGlobal Communications Corp. is an emerging communications service provider. TeraGlobal is first in convergence, having developed the first real-time converged communication service delivering voice, video and data over an integrated network. The Company is introducing a suite of services that integrate the hardware, software, network design, and advanced compression technology necessary to deliver real-time, point-to-point and point-to-multipoint, interactive communications and collaboration solutions. The solutions deliver the future of communication, saving customers time and money while enhancing workflow efficiency and personal productivity. The services have been described as revolutionary in their ability to transform the organizational communications landscape.

         Historically, the Company's revenues have come principally from sales of hardware-based videoconferencing products by its TechnoVision Communications, Inc. subsidiary. The Company has not generated significant revenues to date. It has received most of its financing from equity investments during the first three quarters of 1999. The Company has just completed development of its initial version of the TeraMedia converged voice, video and data service. During the third quarter of 1999, the Company focused on further development and the early stage marketing of TeraMedia.

         Research and development efforts during the third quarter centered on the actions necessary to deliver pilot systems to early adopter clients, including improvement of video quality, improvement of audio quality, improvement of contact management and registry services, the addition of content development features and authoring tools. The Company also added five employees to its research and development staff during the third quarter, including strategic hires in the area of hardware development, quality assurance, release engineering and related functions.

         The Company focused its sales and marketing efforts during the third quarter on several significant events. On August 31, 1999, the Company provided the first public technology demonstration of the TeraMedia service at the Seybold Conference in San Francisco, California. On September 13, 1999 the Company officially launched its introductory version of TeraMedia at Motorola's Horizons `99 Conference in Austin, Texas.

         With the product launch, the Company also began building its direct sales and marketing infrastructure. The Company has moved into larger headquarter facilities in San Diego, California, and has entered into a lease for larger office space with a demonstration facility in its Logan, Utah office. The Company announced the opening of a regional sales office in Dallas, Texas and has taken steps towards securing office space in Boston, Massachusetts. In addition, the Company has added three people to its sales personnel.

         The Company is continuing to market to potential customers in the corporate, distance education, medical, entertainment and government industries. The Company entered into a Service Agreement with Lacerte Technologies in the third quarter. The agreement with Lacerte Technologies, Inc. provides for payments of $600,000 over three years. The agreement also grants TeraGlobal the right to use a portion of Lacerte Technologies, Inc.'s office space in Dallas, Texas as a regional sales office and demonstration facility.

         The Company is in various stages of negotiation with potential customers. Based on the status of those negotiations and the Company's progress in developing the TeraMedia service, TeraGlobal hopes to secure additional Service Agreements in the fourth quarter of 1999; however, no assurances can be made as to the scope or timing of any additional agreements.

RESULTS OF OPERATIONS

         The following table sets forth unaudited quarterly results of operations for the nine months ending September 30, 1999 and 1998, as well as the audited results of operations for the year ended December 31, 1998.

BALANCE SHEET DATA:
                                             SEPTEMBER 30, 1999      SEPTEMBER 30, 1998        DECEMBER 31, 1998
                                                (UNAUDITED)              (UNAUDITED)
                                            ---------------------   ----------------------   ----------------------
Cash and cash equivalents                          $11,986,781                 $500,035                  $48,524
Furniture and equipment, net                         1,313,666                1,143,042                1,094,350
Total assets                                        17,943,311                5,757,820                4,898,617
Current liabilities                                  3,570,880                1,740,601                2,044,920
Total Shareholders' Equity                          14,372,431                2,061,272                  930,832

STATEMENTS OF OPERATIONS DATA:               NINE MONTHS ENDING      NINE MONTHS ENDING       YEAR ENDED DECEMBER
                                             SEPTEMBER 30, 1999      SEPTEMBER 30, 1998            31, 1998
                                                (UNAUDITED)              (UNAUDITED)
                                            ---------------------   ----------------------   ----------------------
Sales                                                  $274,407                  272,634                 $284,515
Cost of Sales                                           178,161                  233,337                  270,132

General and administrative                            4,926,495                1,610,347                1,802,048
Research and development                              4,558,264                  245,808                1,484,886

Net Loss                                           $(10,122,795)             $(2,254,330)             $(4,077,616)

Basic loss per common share                              $(0.56)                  $(0.20)                  $(0.33)

Weighted average common shares
Outstanding                                          17,941,015                8,502,983               12,300,908

Number of Employees                                          50                       17                       27

THIRD QUARTER 1999 COMPARED TO THIRD QUARTER 1998.

          SALES. Sales for the three months ended September 30, 1999, were $130,542 compared to $272,634 in the three months ended September 30, 1998. This figure included $61,560 in revenue from TeraMedia Service Agreements with early adopting clients Cinetech Labs, Inc. and the South Carolina Manufacturers' Extension Partnership. During this period the Company also entered into a Service Agreement with Lacerte Technologies, Inc, which is expected to contribute to revenues in the fourth quarter. The balance of the revenues were generated from one-time hardware sales to TeraMedia customers for additional equipment as extras for their networks. This revenue is not expected to recur. However, this trend may continue as each TeraMedia customer will require some specialized equipment for their specific applications that they prefer we source and incorporate into our networks.

          The Company expects that substantially all of its revenues over the next several quarters will be derived from Service Agreements for its TeraMedia service. As discussed below, the Company is expanding its sales and support infrastructure and is actively pursuing a number of leads for potential customers in the distance education, corporate, film, and government industries. The Company hopes to secure Service Agreements for initial pilot systems with some of these leads in the fourth quarter. However, the TeraMedia service represents adoption of a new communications infrastructure for a customer and the approval process can be long. In addition, some customers may delay purchasing decisions on computer and communications purchases until after the end of the current year as a result of Year 2000 concerns. The TeraMedia service is currently delivered through a desktop workstation that includes Apple Computer's newly introduced G-4 computer. Apple has announced production delays in its G-4 line of computers and demand is outpacing current production levels. The limited supply of G-4 computers may impact the Company's ability to install systems for new customers in the fourth quarter. Once a Service Agreement is secured, it typically takes 60 days to establish the network connections to deliver the TeraMedia service. Consequently, if the Company is successful in securing additional Service Agreements, revenues will not likely be significantly affected until the first quarter of 2000.

         COSTS OF SALES. Costs of sales in the three months ended September 30, 1999 were $99,051 resulting in a gross profit margin of 24%, compared to $233,337 and a gross profit margin of 14% in the three months ended September 30, 1998. Cost of sales includes principally the bandwidth costs associated with providing the TeraMedia service.

The cost of sales for TeraMedia is expected to decline over time as the Company establishes a broader base of users. The gross profit will continue to improve as additional communication terminals are added to the nationwide network thereby better utilizing overall bandwidth costs.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses including legal expenses were $2,300,810 in the three months ended September 30, 1999, compared to $1,133,349 in the three months ended September 30, 1998, an increase of 203%. The bulk of this increase was attributable to added salaries and amortization of goodwill. The figure for the quarter includes a one-time non-cash charge of $1 million as a result of stock compensation issued to an officer of the Company.

         The Company expects to continue to add infrastructure to support the completion and roll out of TeraMedia in 1999 and into 2000. The Company will add additional financial and accounting personnel to support billing and collection functions as it generates additional service revenue income. In addition, the Company expects to add significantly to its customer service and support efforts. Legal expenses are expected to rise in the fourth quarter as the Company expects to incur substantial litigation costs in connection with the Spangler matter described below. In connection with the anticipated increase in staffing, the Company relocated its headquarters in San Diego effective November 1, 1999. The Company is also negotiating for larger space for its Logan, Utah offices and is evaluating lease options for office space in Boston, Massachusetts. The increases in office space will continue to add to the growth in these expenditures.

         RESEARCH AND DEVELOPMENT. Research and Development expenses were $1,517,597 in the three months ended September 30, 1999, as compared to $106,771 in the three months ended September 30, 1998. Substantially all of this increase is attributable to an increase in employees in research and development and the associated equipment costs. At the end of the three months ended September 30, 1998, the Company had 10 employees in research and development. At the end of the current period, the Company employed 32 people and had 5 people on working on an contractor basis.

         The balance of the year will continue to see increases in research and development spending to hire additional personnel and purchase additional equipment for testing. During the third quarter the Company added five additional employees to research and development. The increased salary from these employees will not be fully recognized until the fourth quarter. The Company will continue to devote substantial resources to research and development in 2000 to complete the development of the core software and hardware package for TeraMedia, as well as the development of applications to tailor TeraMedia to the needs of specific industries. In October 1999, the Company introduced its initial version of the TeraMedia service. This service contains the core framework for delivering real-time converged communications. The Company will continue to develop applications and improve the architecture of its communications infrastructure. Currently plans call for the Company to devote resources to the network server architecture, registry services and unified messaging over the next two quarters. The Company has formulated a development plan based on its current cost structure and anticipated revenues. That plan calls for additional strategic hires into the research and development team. To the extent that the Company generates greater sales and net income than anticipated or receives external financing, it may accelerate development of some of its projects and correspondingly increase research and development expenses.

         SELLING. Selling expenditures were $131,308 in the three months ended September 30, 1999, as compared to $95,624 in the three months ended September 30, 1998. This increase is attributable to the Company's addition of personnel to market and sell the TeraMedia service.

         Selling expenses are expected to increase significantly in connection with the rollout of the TeraMedia service. Subsequent to the closing of the third quarter, the Company opened a regional sales office in Dallas, Texas, which includes a demonstration facility. The Company also intends to open a regional sales office in the Boston, Massachusetts area during the fourth quarter. The Company has hired three additional sales account executives during the third quarter, and the additional salary associated with these employees will begin to be reflected in the fourth quarter. The Company expects to pursue both a direct and a channel sales strategy in connection with the TeraMedia rollout. In that regard, the Company will continue to add employees to its direct sales force each quarter for the next several quarters. The Company may also increase selling expenses in connection with a channel sales program with a strategic partner. The Company is only beginning to evaluate channel sales at this time, and no assurances can be given that the Company will successfully negotiate and implement any such strategy.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1999, the Company had cash and cash equivalents totaling $11,986,781 and a working capital surplus of $9,468,142.

         For the three months ended September 30, 1999, net cash used in operating activities was $2,589,169. For the nine months ended September 30, 1999 net cash used in operating activities was $6,773,618.

         The Company made capital expenditures of $256,875 for new equipment in the three months ended September 30, 1999 and $660,775 for the nine months ended September 30, 1999. These expenditures were primarily for testing and office equipment.

         Substantially all of the Company's liquidity has been the derived from equity financing transactions taking place this year. In January and February 1999 the Company sold 2,679,987 shares of common stock for an aggregate of $6,748,394, net of offering costs. In May, June and July, the Company sold 1,408,280 shares of common stock for an aggregate of $13,956,670, net of offering costs.

         The Company is continuing to discuss lease financing and working capital line of credit arrangements with commercial lenders. However, no arrangements have been made to date and no assurances can be given that the Company will secure commercial financing, or secure financing on terms that are acceptable to it. The Company's TechnoVision subsidiary has secured equipment lease financing from Alliance Leasing. Alliance Leasing has filed bankruptcy. The SEC has brought an enforcement proceeding against Alliance Leasing and its principals alleging securities fraud in connection with the sale of investment contracts. TechnoVision has stopped making payments and is not current under the equipment leases to Alliance Leasing. The Company is attempting to renegotiate those leases with the bankruptcy trustee for Alliance Leasing; however, no assurances can be given concerning the outcome of such negotiations.

         The Company anticipates that revenues will continue to increase over the next several quarters as the Company increases the installed base of customers for its TeraMedia service. Nonetheless, the Company expects cash flows from operating activities to continue to be negative over the next six to nine months as increases in sales resulting from the initial introduction of TeraMedia are offset by increases in expenses necessary to complete the Company's infrastructure, product development and roll-out. The Company believes that available cash, together with anticipated operating revenues will be adequate to fund the Company's operations over the next 12 months.

YEAR 2000 COMPLIANCE

         THE INFORMATION PRESENTED BELOW RELATED TO YEAR 2000 COMPLIANCE CONTAINS FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO RISKS AND
UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED BELOW AND ELSEWHERE IN THIS FORM 10-QSB REGARDING YEAR 2000 COMPLIANCE.

         THE YEAR 2000. The Year 2000 ("Y2K") issue is the result of certain computer hardware, operating system software and software application programs having been developed using two digits rather than four to define a year. For example, the clock circuit in certain hardware may be incapable of holding a date beyond the year 1999; some operating systems may recognize a date using "00" as the year 1900 rather than 2000, and certain applications may have limited date processing capabilities. These problems could result in the failure of major systems or miscalculations, which could have a material impact on companies through business interruption or shutdown, financial loss, damage to reputation, and legal liability to third parties.

         STATE OF READINESS. Within the past twelve months, the Company has been assessing its exposure to risks relating to the Y2K issue. Those analysis and remediation issues are addressed in a four-phase plan of action.

         PHASE I-- INVENTORY AND RISK ASSESSMENT. This Phase includes an inventory and assessment of potential risks arising out of Y2K issues. The Company has now completed this initial Phase, having conducted an inventory and assessment of its business and information systems, its physical properties and its product and service offerings. Nearly all of the hardware, software and network products used by the Company have been reported by their manufacturer to be Y2K compliant. The Company uses "off the shelf" software for desktop business and accounting applications. In connection with its review of this software the Company identified potential problems with its accounting software. The Company relocated its corporate headquarters on November 1, 1999. The landlord for the new facilities has represented that its general business facilities are Y2K compliant. Finally, the Company's TeraMedia service is delivered on a platform of existing products from vendors such as Apple Computer, Motorola, Inc., Fore Systems, and Sun Microsystems. Each of those manufacturers has published its opinions that the products are all Y2K compliant. In connection with its service delivery, the Company's software has all been developed in the last few years and contains four digit date codes.

         PHASE II--REMEDIATION COST ESTIMATION. This Phase involves the analysis of each Y2K compliance issue, determination of how such risks will be remediated and the cost of such remediation. The Company does not anticipate needing to replace any significant hardware. It is in the process of upgrading certain accounting desktop software with a prepackaged program that is warranted to be Y2K compliant. Because of the Company's limited operating history, it does not expect to incur significant time or expense in connection with transferring data to any upgraded desktop software. The Company does not expect to incur any costs in connection with upgrading embedded systems in new physical facilities. This Phase is now substantially complete.

         PHASE III-- REMEDIATION. This Phase includes the replacement or correction of any necessary business or information systems. The Company has not incurred significant remediation expenses to date. The Company has spent a nominal amount for new accounting software. The Company believes that neither the costs associated with its Y2K compliance nor the consequences of incomplete or untimely resolution of the Y2K problem by the Company will have a material adverse effect on the Company's business, financial condition or results of operations in any given year.

         PHASE IV-- REMEDIATION TESTING. Because of the limited exposure uncovered in the Company's risk assessment, the Company will not undertake significant remediation testing. With respect to its accounting systems the Company is tracking its financial and accounting records into both its legacy software as well as its new software program to minimize the risk of any errors.

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

         APPLE COMPUTER, INC.. The TeraMedia Service is based on a computer supplied by Apple Computer, Inc. ("Apple"). Apple has reported that its computers and operating systems are Y2K compliant. However, the vendors that provide products and services to Apple may experience difficulties associated with the Y2K issue. Any interruption in manufacturing or distributing the computers may cause a significant interruption in the Company's sales, and may materially adversely affect the Company's results of operations.

         MOTOROLA, INC. The TeraMedia Service takes advantage of the PowerPC microprocessor from Motorola, Inc. ("Motorola"). Motorola has stated that it believes the microprocessor is Y2K compliant. Further, Motorola has reported that it does not expect significant interruption to its manufacturing capabilities because of the failure of its manufacturing tools and equipment to be Y2K compliant. However, Motorola cannot guarantee its Y2K compliance or that of its suppliers. Any interruption in the production of the microprocessor may cause a significant interruption in the Company's sales, and may adversely affect the Company's results of operations.

         SPRINT COMMUNICATIONS. The Company uses Sprint Communications ("Sprint") as a network supplier for TeraMedia. Sprint has reported that it has developed a plan to achieve Y2K compliance of its business systems in 1999. However, Sprint cannot guarantee its Y2K compliance or that of its suppliers. While another company could be retained to supply network capabilities, any interruption or failure of Sprint's network could have a significant adverse effect on the Company's business.

         INGRAM MICRO, INC. The Company plans to rely on Ingram Micro, Inc. ("Ingram Micro") for the assembly and distribution of hardware components used to deliver TeraMedia. Ingram Micro has reported that it has developed a comprehensive plan to achieve Y2K compliance of its sensitive systems by the fall of 1999. However, Ingram Micro cannot guarantee its Y2K compliance or that of its suppliers. While another company could be retained to assemble and distribute TeraMedia, any interruption in Ingram Micro's assembly or distribution of TeraMedia could have a significant adverse effect on the Company's business.

         RISK FACTORS. Based on current information, the Company believes the Y2K issue will not have a material adverse effect on the Company, its consolidated financial position, results of operations or cash flows. However, there can be no assurance that the Company's Y2K remediation efforts, or those of third parties, will be properly and timely completed, and the failure to do so could have a material adverse effect on the Company, its business, results of operation, and its financial condition. Important factors that could cause results to differ materially include, but are not limited to, the ability of the Company to successfully identify systems which have a Y2K issue, the nature and amount of remediation effort required to fix the affected system, and the costs and availability of labor and resources to successfully address the Y2K issues.

         CONCLUSION AND CONTINGENCY PLANS. The Company employs cutting edge technology in its business and information systems as well as its service offerings. As a result, its systems are based on current products which have been represented by their vendors to be Y2K compliant. Based on its risk assessment, the Company believes that the likelihood of significant risk from Y2K compliance issues is significantly lower than companies with longer operating histories. Nonetheless, the Company believes that there are three areas where Y2K issues, if they arise, may significantly impact operations. The first is a potential slow down in customer purchase decisions, as companies evaluate the financial impact of Y2K on their legacy systems. Second, problems affecting the national or regional electrical or communications infrastructure could materially impact the Company's ability to offer service until such issues are resolved. Finally, the Company relies on products and services from third parties in order to deliver its TeraMedia service. In each of these areas, the Company cannot formulate significant contigency plans. The Company is dependent on products or services from its strategic partners to deliver TeraMedia. In critical areas there are no suitable alternatives.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

         The Company operates in a rapidly changing environment that involves a number of uncertainties, some of which are beyond the Company's control. In addition to the uncertainties described elsewhere in this report, there are many factors that will affect the Company's future results and business, which may cause the actual results to differ from those currently expected. The Company's future operating results and financial condition are dependent upon the Company's ability to successfully develop, manufacture, and market technologically innovative products and services in order to meet dynamic customer demand patterns. Inherent in this process are a number of factors that the Company must successfully manage in order to achieve favorable future operating results and a favorable financial condition.

         Potential risks and uncertainties that could affect the Company's future operating results and financial condition include, among other things: continued competitive pressures in the marketplace and the effect of any reaction by the Company to such competitive pressures; the availability of key components on terms acceptable to the Company; the Company's ability to deliver products and services at a certain price point in the marketplace; the Company's ability to supply products free of latent defects or other faults; the Company's ability to make timely delivery to the marketplace of technological innovations, including its ability to continue to make timely delivery of planned enhancements to the current TeraMedia Service and timely delivery of future versions of the TeraMedia Service; the availability of third-party software for particular applications; the Company's ability to attract, motivate and retain key employees; and the effect of Y2K compliance issues.

         For a discussion of these and other factors affecting the Company's future results and financial condition, see "Item 6 - Management's Discussion and Analysis - Risk Factors That May Affect Operating Results" in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         LAM & KEES LITIGATION. On July 15, 1998, two shareholders filed a class action lawsuit in Los Angeles Superior Court against the Company, its TechnoVision subsidiary and certain of its officers and directors. The shareholders had purchased shares of common stock of TechnoVision in a private placement conducted by Grey Venture Capital, Inc. from November 1997 to May 1998 (the "Offering"). In June 1998, the Company commenced an exchange offer to TechnoVision shareholders, offering the shareholders the right to voluntarily exchange two of their TechnoVision shares for one share of the Company's common stock (the "Exchange Offer"). The plaintiffs accepted the Exchange Offer.

         The Complaint, which has been amended on three occasions, alleges that TechnoVision, and Grey Venture Capital, Inc. engaged in fraudulent and deceptive sales practices in connection with the Offering which raised an aggregate of $4 million. It also alleges that the Company planned its Exchange Offer for TechnoVision shares prior to the Offering and had conspired with TechnoVision and Grey Venture Capital, Inc. to defraud investors because the documents describing the Offering failed to mention the Exchange Offer. The Company vehemently denies having planned the Exchange Offer prior to the consummation of the Offering and all allegations of wrongdoing.

         The Complaint states causes of action for violation of California Corporation Code Sections 25400 and Section 25500(securities fraud) against all defendants. The Complaint seeks rescission of the Offering and a refund of the purchase price paid (effectively $10.00 per TeraGlobal share, or $5.00 per TechnoVision share), plus interest and attorney's fees.

         The plaintiffs sought the court's certification that the Complaint alleges causes of action which are appropriately heard as a class action. On October 18, 1999 the court approved the plaintiffs' request for certification of the class members. The Company and related defendants not contest the motion for class certification. The certification of the class was a determination that, based on the plaintiff's assertions in the complaint, the case qualifies to be heard as a class action. No determination has been made to date concerning the substantive merits of the lawsuit.

         The class includes holders of approximately 400,000 shares of the Company's common stock. Those shares have been transferrable under Rule 144 since August 10, 1999. During that period of time, the Company's common stock was traded for extended periods at prices above $10.00 per share. The Company estimates that approximately 50,000 shares from this plaintiff class have been transferred in transactions resulting in a profit for the investor.

         SPANGLER LITIGATION. TechnoVision, certain of its present and former officers and directors and Mr. Grant Holcomb, the Company's Chief Technology Officer, have been sued by a shareholder of TechnoVision for breach of contract, misrepresentation and fraud, and breach of fiduciary duty. The complaint, originally filed in January 1998, has been amended twice and split into two separate complaints. At a hearing on October 29, 1999, the court agreed to bifurcate the cases for trial purposes.

         The first complaint states causes of action for breach of contract, misrepresentation and fraud in connection with the execution and delivery of a Settlement Agreement entered into between TechnoVision and the plaintiff on April 17, 1997. The plaintiff, a former founder of TechnoVision had been granted the right to purchase 2,000,000 shares of TechnoVision's common stock. Under the terms of the Settlement Agreement, the shareholder agreed to reduce his holdings to 750,000 shares of TechnoVision's common stock. The shareholder exchanged those shares for 375,000 shares of the Company's common stock in the Exchange Offer. The Complaint alleges that TechnoVision fraudulently induced the shareholder to enter into the Settlement Agreement. The Complaint seeks to invalidate the Settlement Agreement, and to cause TeraGlobal to issue the shareholder 625,000 shares of its common stock and to pay attorneys fees and expenses. The case will be tried before a jury. Trial date is expected to be on or about November 12, 1999. The Company denies any wrongdoing and intends to vigorously defend the action.

         The second complaint, brought as a derivative action in the name of TechnoVision, states a cause of action for breach of fiduciary against certain former officers and directors and alleged officers and directors of TechnoVision. The complaint alleges that certain officers and directors of TechnoVision breached their duties to that company by wasting corporate assets, allowing TechnoVision to transfer assets to third parties and failing to defend TechnoVision from the Exchange Offer. TechnoVision, its former officers and directors deny any wrongdoing and intend to vigorously defend the action. This case will be tried before a trial judge immediately following the jury trial of the breach of contract case.

         Due to the uncertainty related to the above issues, the Company maintains no reserves for these cases.

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

         During the three months ended June 30, 1999, the Company issued 100,000 shares of common stock, as payment for services rendered valued at $1,000,000 pursuant to an employment agreement. The Company also received $21,900 in connection with the exercise of stock options for an aggregate of 8,600 shares of common stock.

         During the three months ended September 30, 1999, the Company issued 1,431,711 shares of common stock receiving $13,956,670, net of offering costs of $126,130. The Company also received $106,870 in connection with the exercise of stock options for an aggregate of 63,100 shares of common stock. The Company also issued 100,000 shares of common stock at a value of $1,000,000 to an executive officer as additional compensation. The Company issued 4,310 shares, valued at $43,100, for services rendered and issued 1,000 shares to purchase additional shares in TechnoVision Communications, Inc. The Company also cancelled 2,500 shares for a payment of $40,000.


                 USE OF PROCEEDS FROM FEBRUARY $6.8 MILLION FINANCING
Capital Expenditures                                                $        403,900
Loans to related parties                                                     198,595
Repayment of notes payable                                                   243,846
Repayment of convertible debentures                                          650,000
Research & Development                                                     2,722,186
Offering Costs                                                                73,580
Working Capital                                                            2,529,785
                                                                      -----------------
                                                                    $      6,821,892
                                                                      -----------------
                  USE OF PROCEEDS FROM JULY $14.1 MILLION FINANCING
Capital Expenditures                                                $        256,875
Loans to related parties                                                      85,000
Research & Development                                                       836,078
Purchase of Certificate of Deposit                                           500,000
Offering Costs                                                               126,130
Working Capital                                                           12,152,587
                                                                      -----------------
                                                                    $     13,956,670
                                                                      -----------------

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

DATED:  November 10, 1999                  TERAGLOBAL COMMUNICATIONS CORP.


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