Form 10KSB
period 1999-12-31
TERAGLOBAL COMMUNICATIONS CORP
filed 2000-03-20
CIK 1071876

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

/x/	ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1999

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-25115

TERAGLOBAL COMMUNICATIONS CORP.

(Name of Small Business Issue as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation)	33-0827963 (I.R.S. Employer Identification No.)

9171 Towne Centre Drive, Suite 600, San Diego, California 92122
(Address of Principal Executive Offices) (Zip Code)

(858) 404-5500
Registrant's Telephone Number, including Area Code

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.001

    Check whether the Registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosures will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K-SB or any amendment to this Form 10-KSB       .

    The Registrant generated operating revenues of $490,219 for the fiscal year ended December 31, 1999.

    The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 10, 2000, was $93,499,921. For purposes of this computation, it has been assumed that the shares beneficially hel d by directors and officers of the Registrant were "held by affiliates." This assumption is not to be deemed to be an admission by such persons that they are affiliates of the Registrant.

    As of March 10, 2000, the registrant had outstanding 19,726,663 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of Registrant's Proxy Statement relating to its 2000 Annual Meeting of Shareholders are incorporated by reference into Part III of this report. The Proxy Statement will be filed with the Securities and Exchange Commission no later than April 10, 2000.

Transitional Small Business Disclosure Format: Yes / /  No /x/

PART I

    The Business Section and other parts of this Form 10-KSB contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled "Risk Factors That May Affect Operating Results "under Part II, Item 6 of this Annual Report on Form 10-KSB.

ITEM 1. BUSINESS

Overview

    TeraGlobal Communications Corp., a Delaware corporation (the "Company") is a communications technology company. During 1999 the Company made the transition from a development stage company to an operating company. The Company's principal executive offices are located at 9171 Towne Centre Drive, Suite 600, San Diego, California 92122 and its telephone number is (858) 404-5500.

    Since its inception in February 1997 the Company's business focus has been the development of a converged communication solution—a next generation communication solution that would combine the functionality of data networks, such as the Internet, with traditional communication networks, such as the telephone. Delivering the next generation of communication services relies upon three distinct elements—the network infrastructure, the middleware enabling technologies, and the applications.

    The foundation of the Company's solutions is the network infrastructure. The Company has developed a networking architecture which it terms the Unified Computing and Communications Architecture or UCCA, that is specifically designed to handle the extraordinary demands inherent to the delivery of real-time voice, video, and data on one network. The patent pending UCCA architecture is comprised of "best in class" components from third parties pulled together with the Company's proprietary design and software.

    The Company also developed a middleware layer, which it calls the Collaboration Engine. The Collaboration Engine currently works in conjunction with the UCCA to manage data flow across the network. However, the Collaboration Engine was designed to be the enabler of network-based communication and computing services. The Collaboration Engine is not dependent on the UCCA and can be adaptable to any network, including the Internet or corporate Intranets, affording the Company or its licensees the ability to enable new services such as media sharing, content development, presentation, simulation, and gaming. By enabling these services, TeraGlobal's customers who are Network Service Providers can differentiate their services by offering classes of service that are not available from any other vendor or combination of vendors. Moreover, the network can be provisioned to deliver all voice, video and data services over a single connection—the only network an enterprise will ever need.

    The Company launched its initial product of the TeraMedia™ application in October 1999. TeraMedia™ was specifically designed to operate on the Collaboration Engine and the UCCA, and allows users to collaborate and deliver training on any subject matter using a variety of media, including text, data, graphics, audio, video, virtual reality and 3-D rendering. TeraGlobal is currently marketing TeraMedia™ to certain agencies in the Department of Defense and select corporate accounts. TeraGlobal is also actively marketing TeraMedia™ to telephone companies, government contractors, data networking companies, Internet Service Providers and Network Service Providers as potential channel partners for government, corporate, entertainment, and education markets.

The Demand for the Convergence of Voice, Video and Data (VVD)

    Any corporation, government organization, or educational institution, regardless of size or purpose, faces a similar operational challenge: to communicate the right information, to the right people, at the right time. Presently information is communicated over one of three discrete networks—the telephone, video network systems, or computer-based data networks. Each one has advantages and shortcomings. Telephones are robust and readily available, but provide only audio communication. Video networks provide visual interaction, but have traditionally been expensive and relegated to inconvenient specialized conferencing rooms. Data networks contain a wealth of information, but communication through them has been limited to text-based store-and-forward email.

    Technology is rapidly changing the landscape for communications. Media that has traditionally been delivered in analog formats (music, video, broadcasts, and film) has begun migrating to digital formats. Thus, an exciting concept has emerged: If the content and information that society uses are all in digital format, it should be possible to deliver and interact with them all over the same network. Moreover access to the network should not be dependent upon a particular device such as a telephone or a computer. Rather, an individual should be able to contact the network via an access device of the user's choosing such as a telephone, a computer or a personal digital assistant or set-top box, and receive whatever information the access device is capable of handling based upon its own limitations. The Company refers to this movement toward a single network capable of delivering multiple classes of services to different types of devices as convergence.

    The Internet is an initial step toward convergence. However, the Internet was developed to facilitate simple text messaging and file and print sharing. It was not designed with components capable of handling the demands of real-time audio or video. As a result, the current performance standard is delayed, clipped audio, and small video streams with jerky, grainy images. Despite these current limitations, the prospect of a single integrated communications and information solution has driven demand for a Next Generation Internet that would deliver on the promise of a truly converged communications network.

    Several companies are approaching the market for convergence by making incremental improvements to the existing Internet architecture in an effort to improve the level of quality over time. Companies like Cisco Systems and Lucent are making modifications to their popular network hardware to deliver "voice over IP" so that the Internet can be used to handle telephone calls. Real Networks, InterVu (recently acquired by Akamai) and others, are developing video and audio streaming technologies that run over the popular Internet protocol. Microsoft offers its Exchange 2000™ conferencing server for videoconferencing and its Net Meeting™ product as an Internet-based collaboration tool.

    TeraGlobal has taken a different approach. Instead of seeking incremental improvements to the dominant infrastructure, the Company has developed the UCCA as a network architecture specifically designed to deliver real-time voice, video and data services. The Company then examined the market and carefully selected network components based upon their ability to deliver real-time communications. Adopting open standards where they provide the needed functionality, TeraGlobal's software engineers have developed a software based "Collaboration Engine" that enables new classes of communication and collaboration services over digital networks, including the UCCA. Finally, the Company has developed a series of applications that take advantage of the collaboration engine and the UCCA. The initial grouping of these applications was launched in October 1999 as the Company's TeraMedia™ service, that delivers telephone to CD quality audio, with full-screen, two-way, 30 frames per second video, and collaboration tools over a data network.

    As a result of its approach, the Company can deliver a level of performance in converged solutions that other companies believe is years away. The Company's current UCCA and TeraMedia™ service provide functionality beyond the specifications of what the industry terms Internet2. The Company's challenge for the year 2000 is to establish brand recognition and market share for its solutions.

Infrastructure—The Unified Computing and Communications Architecture

    TeraGlobal has created a new networking architecture specifically designed to handle the extraordinary demands inherent to the convergence of real-time voice, video, and data on one network, which it terms the Unified Computing and Communications Architecture or UCCA. In designing the

UCCA, TeraGlobal created architecture capable of supporting the next generation Internet. It is commonly acknowledged that the next generation Internet will need to have several features: high performance, availability, reliability, scalability, reduced complexity and be cost effective.

    High Performance.  The UCCA had to be capable of delivering real-time services that are now being developed. Consequently, it was designed to eliminate latency wherever possible in the network. While applications like email are "best effort" or "store and forward", real-time video and audio cannot tolerate fluctuations in data delivery. Delayed transmission results in fragmented images, clipped audio and awkward pauses in conversation. Further, the UCCA had to be capable of multi-tasking, handling multiple streams of data simultaneously. One stream might be dedicated to audio transmission, another to video transmission and a third to streaming images from a desktop application. In order to achieve this the UCCA delivers Quality of Service or "QoS" from end to end to assure that each stream of information arrives at its destination on time. The Company has implemented this with a design that incorporates its network software running on switches and servers manufactured by third parties. Several companies are making advancements in the hardware component of the network, and the Company is not tied to any product line. The UCCA's performance can continue to be enhanced by the addition of better hardware components.

    Assured Availability.  Perhaps the most significant limitation of the legacy telephony and Internet communication infrastructures is that they are statistically based. If too many people attempt to use the infrastructure at the same time, regardless of the reason, the infrastructure fails. Again, this is not critical in pure data streaming like web surfing, but is disastrous in real time voice and video communication. Oversubscription means delays in data transmission while the routers and servers prioritize multiple tasks. One of the key aspects of the UCCA design is its flexibility in managing users on the network. The UCCA can be configured to guarantee access to the information and others on the network at all time.

    Reliability.  Business, government and individuals are increasingly relying on the Internet and network based communications for important transactions. If that trend is to continue, the network must become more reliable. Users are now appropriately demanding the equivalent of "dial tone" in the networking world. People would not tolerate having their automobiles "shut down" or "lock up" periodically through the day. The time will come when they will not accept it from the computing and communication system either. The UCCA addresses this issue with redundant data paths, redundant systems, as well as normal, high availability or fault tolerant servers to deliver mission critical performance levels.

    Scalability.  The UCCA is scalable, providing value to small organizations and multinationals. The UCCA network is scalable to very large organizations connecting tens or even hundreds of thousands of users simultaneously. The UCCA can allow any combination and number of communication sessions to take place on the network simultaneously. Moreover the UCCA can handle any number of group sessions without hardware bridging services. The back end is based on switches and servers that can be linked to form as large a network as necessary. In addition, the UCCA had to provide universal service irrespective of geography or region. The UCCA has been designed to operate independently of the "last mile" connection to the network. The current versions of the Company's products run on a T-1, E-1, DS-3 and OC-3 connections. The Company is working on network interface cards that will enable communication via DSL. Additional network interface cards will allow users to connect to the UCCA via modem, LMDS and MMDS wireless or satellite.

    Reduced Complexity.  The Internet has been built upon a network infrastructure of switches, routers, bridges, inverse multiplexors and servers. It uses various transport layers and runs applications on an Internet Protocol communication protocol above the transport layer. The UCCA uses ATM as a common transport layer from end point to end point. In software the UCCA can employ any combination of communication protocols simultaneously, including the Internet IP Protocol. In fact the UCCA can handle IPv4 and IPv6 simultaneously, while the Internet currently cannot. As a result the UCCA possesses significantly more flexibility to deal with changing standards. The UCCA can also handle routing issues in software, eliminating the need for additional hardware and reducing the complexity in the network.

    Cost Effectiveness.  The rapid growth of the Internet and the new classes of network services, combined with intense price competition in the telecommunications market is causing network service providers to seek solutions that can reduce the cost of operating the networks. The Company believes that the UCCA represents the lowest cost, highest performance infrastructure solution. The infrastructure relies on fast process general purpose switches and servers. It eliminates multiple forms of specialized hardware. Wherever possible, such as with routing, the UCCA operates in software. This means that the network performance is continuously upgradeable without losing past investment in infrastructure. Finally, because of the QoS those devices can be programmed to handle multiple forms of communication. This means a network service provider can offer multiple classes of service over one network architecture. It may offer telephone or audio services to one customer, cell phone to another, paging to another, yet they can all take advantage of the same infrastructure backbone. In effect the UCCA can be the last network that the network service provider will ever need.

    The Company has filed a patent application seeking to protect the network design. The Company does not currently manufacture any of the hardware components of the UCCA. Rather, the Company has carefully selected products from third party vendors that meet the requisite performance threshold. The UCCA, by design, is not dependent upon a particular vendor for hardware components. The Company is therefore free to take advantage of new hardware or software technologies as they develop and will focus on staying abreast of technical changes in the marketplace and seek to influence the direction of those changes.

Middleware—The Collaboration Engine

    The term "middleware" is used to describe the layer between hardware and software. It is often called  plumbing  because it connects two elements of a solution and passes data between them. The rapid growth of network computing has created a huge demand for middleware services. Organizations spent more than $6 billion for middleware software solutions in 1999.

    TeraGlobal's middleware is its Collaboration Engine. Within the framework of the Company's own solutions, the Collaboration Engine is layered on top of the UCCA and directs the flow of information across the network. In doing so, it enables applications such as TeraMedia™.

    While the Collaboration Engine was developed initially to implement TeraMedia™ across the UCCA, it can be adapted to operate on any network, including corporate intranets as well as the Internet. As the Company refines the Collaboration Engine, its vision will be to allow the Engine to map the network infrastructure and provide the maximum Quality of Service that the infrastructure is capable of supporting.

    If the Company is successful in this endeavor, it will have achieved two objectives. The first, to develop a tool that will provide maximum performance of its applications on legacy network systems. The second, to enable the Collaboration Engine to be packaged with an application programmers interface, and marketed to network service providers as a tool to develop new classes of service, such as media sharing, content development, presentation, simulation, and gaming.

Applications—The TeraMedia™ Service

    TeraGlobal designed the TeraMedia™ solution to be a complete communication solution, and an elegant and powerful implementation of its technology. With assistance from a consortium of enterprises, TeraGlobal established a list of requirements for a computing and communication service. This service was required to provide for and support real time and secure voice, video, and data communications, to have tools to allow individuals to collaborate and share information, and to be delivered over a single network. While the requirements appear reasonable, only portions of the solution have been available via a combination of networks, systems, and vendors. A solution that addresses all of these requirements was not available until the introduction of the TeraMedia™ service.

Core Requirements Used To Develop TeraMedia™	Intranet	Internet	Cable	Telephone	Video Conference Network	Internet2	TeraMedia™
Guaranteed Access—24x7			X			X(2)	X(1)
Guaranteed Bandwidth					X	X(2)	X(1)
Customer Defined End to End Quality of Service						X(2)	X(1)
Scalable for Any Size Organization	X	X		X		X(2)	X(1)
Interactive Broadband—1 to 1, 1 to Many, Any to Any			X			X(2)	X(1)
Enables a New Generation of Collaboration-Centric Applications						X(2)	X(1)
"Virtual Proximity"—No Geographic Limits to Collaborative Communication	X	X		X		X(2)	X(1)

(1)
Available Now

(2)
Promised in the Future

    TeraMedia™ is a communication service that allows any number of individuals to see, talk, and interact with one another in real time. That interaction includes the creation of, and collaboration with, all forms of media including text, imagery, 3-D objects, virtual reality, and audio and/or video. As such, TeraMedia™ incorporates the functionality of the telephone, video network systems, and high-end computers in a single secure solution. We discuss each use of the system as a Session and there are different types of sessions:

    Independent Session.  Just as an individual now uses their workstation to access files and work with data, an individual may use the TeraMedia™ station to access files, content, and courses independently.

    Individual Session (Point-to-Point).  Just as an individual now uses their telephone or video network systems to communicate with one other counterpart, an individual may use the TeraMedia™ station to collaborate with another user on the network.

    Group Session (Point-to-Multipoint).  Just as an individual now uses their teleconferencing or video network systems to communicate with a group, on a conference call, an individual may use the TeraMedia™ station to collaborate with a group of users on the network. However, where as current video and collaboration network designs require specialized features and a "bridging" service to enable group sessions, the TeraMedia™ service is capable of supporting thousands of users in a single session without additional hardware or special scheduling.

    The TeraMedia™ service bundles the following features into an integrated application:

    Network Access.  TeraGlobal developed Network Access for user authentication and to be the portal to all computing and communication applications and services. User authentication can be configured to address the needs of any customer whether they require traditional passwords to gain access to resources or more advanced security methods such as biometrics (finger print scans).

    Video.  Video Services empower TeraMedia™ individuals with the subtle, yet invaluable visual queues that make face-to-face communication effective. Each individual in video-enabled sessions enjoys a live, broadcast-quality feed of their communication counterparts. Video Services also provide the ability to control various conventional video sources including Apple QuickTime™ movies, laser disc, Digital Versatile Disc (DVD), video cassette, or TV tuner to broadcast content to individuals in a session. In addition, Video Services provide the ability for real-time manipulation of the video stream, plus the ability to draw over, zoom, record, or even conduct image recognition. Finally, an individual can also simultaneously view all individuals participating in a Group Session in what are called thumbnails or small video windows.

    Audio.  Audio Services enable TeraMedia™ users with unprecedented chat capabilities. In the current Internet environment, the use of TeraMedia™ allows chat to become the dictionary definition of talk. Audio accompanies a video feed, but can be accessed independently with all of the benefits of the Video Services function available for Audio Services. In addition, the audio channel enables the user to control various audio sources including QuickTime™ movies, compact disc, laser disc, DVD, videocassette, or TV tuner for broadcast to the other users in the session.

    Whiteboarding.  Whiteboarding allows any number of users to simultaneously share, view and/or manipulate any type of media with any other participant. For example, an art dealer and a contracted restorer may collaborate on a digitized version of the artwork in question. Each sees the other's markings on the painting as they mark it up and each instantly understand the issues being discussed.

    Assessment.  Assessment Services allow participants of a session to efficiently gather feedback from other participants in a variety of ways. Participants in a session may poll or quiz by submitting a single question or instruction statement such as Yes/No, True/False, and/or Multiple Choice, or set up an examination by grouping any number or type of queries into a single form. This assessment can be used to critique the performance of teachers as well as students. It can also be used to establish quick consensus in a large group session.

    Authoring.  Authoring Services are a tool for developing presentations. They provide the digital workspace and the tools necessary to create a course or presentation using any digital media, including text, graphics, audio clips, video clips, virtual reality and 3D rendering. Authoring services include the ability to register completed content on the network and publish it to the designated users.

    Sharing.  Sharing lets an individual take a snapshot of any application running on his or her computer desktop, such as word processing, spreadsheet, database management, slide show and other legacy applications and project it onto the desktop of the other participants in a session.

    Instant Messaging.  Instant Message Services enable the immediate delivery of text (e-mail), video (video mail), audio (voice mail), or any other media. In addition, each message can include security precautions.

    Internet.  The TeraMedia™ service is fully compatible with the Internet. Therefore, all TeraMedia™ users can, through their TeraMedia™ client stations, access and use the Internet as they have on any other network. This includes the Internet browser of choice, e-mail application, or other off-the-shelf Internet applications.

    Security.  Security Services enable a customer to designate a Registered Security Agent in order to control network access, assign privileges, and the ability to conduct electronic proctoring for skill certification and exams.

    Contact Management.  Contact Management Services are more than an individual's address book. Contact Management Services continuously gather information from the network to keep the individual informed as to other user's status. For example, Contact Management Service will tell a user whether another user is on the network, involved in a session, or available to join a session. The address and contact information can be edited, imported, and/or exported. Communication sessions can be established by selecting a contact's name for an individual session or a group of names for a group session. There is no longer any need to remember a contact's telephone number, Internet address or location.

    Scheduling.  Scheduling is a calendar service that allows any individual to schedule activities, sessions, or the use of network resources. Scheduling a session with another individual automatically informs that person of the session and seeks confirmation for the individual scheduling the event.

    Help Desk.  Comprehensive Help Services are available around the clock through any TeraMedia™ communication terminal. The Help Services include online help via support personnel stationed at TeraMedia™ communication terminal(s). The support staff may walk/talk the individual through the issues in real time, over the TeraMedia™ network. Help Desk personnel can also take control of the workstation and remotely correct any system issues.

Business Models

    During 1999 the Company developed three business models for the sale of its TeraMedia™ solution to meet the demands of a diverse target customer base.

    The Service Model.  For direct customers, the Company will provide the TeraMedia™ service as a complete and supported service. In this model, TeraGlobal may maintain control over all aspects of the TeraMedia™ network, including all of the hardware and software. The customer retains ownership of its data and is granted a license to use the hardware and software during the term of a Service Agreement. The Service Agreement bundles the cost of connectivity, communication terminals, network infrastructure, and software into a single fixed monthly charge. Terms typically range from three years to five years.

    The Company has two options for building out this network for a customer. It can purchase wholesale fiber optic backbone from a number of wholesalers such as Level (3) Communications, Qwest, and others or provision its own switches from companies such as Fore Systems, Nortel Networks, and Lucent. Alternatively, it can acquire the connectivity from other telephone companies such as AT&T, Sprint and Global Crossings.

    This service model exploits commercial and government industry trends toward outsourcing applications and services. It also lets the Company's customers forecast their Information Technology (IT) budgets far more accurately since services are rendered on a fixed fee per month over the term of the service agreement. In addition, the fixed monthly revenue stream from each service model customer simplifies the Company's financial planning.

    The OEM Model.  TeraGlobal is also seeking alliances with organizations that manage public communication networks, such as telephone companies, local exchange carriers and Internet service providers to become OEM partners to sell the TeraMedia™ service to their customers. In this model TeraGlobal will provide software and support services to the network service provider who, in turn, will be responsible for servicing its customers. This model allows TeraGlobal to focus on its core strength of collaboration services development and takes advantage of the network service provider's existing sales and support infrastructure. It also provides the network service provider with a differentiated service to offer to its customers.

    The Licensing Model.  For customers that operate their own data networks, the Company offers a licensing model. The TeraMedia™ service is a total solution, but is comprised of many individual services. TeraGlobal will license all or portions of its TeraMedia™ service to entities that operate their own networks. This model is expected to be valuable in markets where organizations need or demand total control over their networks (i.e. security sensitive government organizations). The license may be for any combination of software, hardware, and/or architecture. The licenses may be version specific and may or may not include upgrade rights for when new versions of the TeraMedia™ services are introduced.

    Delivery of the service under any of these models requires the use of certain hardware. The Company does not manufacture any hardware in connection with the delivery of its TeraMedia™ service. Instead, it relies on best in class components from a variety of vendors. The Company currently purchases ATM based switches from Marconi Communications (formerly Fore Systems). Marconi is a global communications provider headquartered near Pittsburgh, PA. TeraGlobal is a ForeThought partner with Marconi, and TeraGlobal enjoys access to best of class technology and support for their ATM networking components. The Company believes that the Marconi products are the best value currently available in the ATM switch market; however its services can be run over other vendors' ATM switches as well. The Company currently uses the G-4 desktop computer from Apple Computer as its communication terminal. TeraGlobal is a Direct Value Added Reseller (VAR) and a registered developer for Apple Computer, Inc. This type of relationship ensures that TeraGlobal's communication solutions take full advantage of Apple's technology. This also gives TeraGlobal's engineers and programmers early access to a variety of innovative new technologies.

    The Company has established a relationship with Ingram Micro (Canada) to assemble, integrate and distribute substantially all of the components required to deliver the Company's TeraMedia™ service. Ingram Micro is the world's leading wholesale distributor of technology products and services, and a leading provider of assembly and integration services. The relationship capitalizes on the ISO-9002 assembly facilities and global proliferation of Ingram Micro's distribution network. Under this relationship Ingram Micro purchases components from third party vendors, loads the Company's software on the computers and servers, tests the equipment, repackages and ships the equipment to the customer location and installs the equipment at the customer location. The relationship will shorten the Company's time to market for the wide proliferation of its core product and services, providing several of the required assembly and distribution components for delivery of products.

Research and Development

    The Company's core strength to date has been its superior research and development. The Company views continued research and development as essential to its growth and success. The research and development functions are performed by a combination of interdisciplinary talent that is utilized throughout the Company's technical operations. Approximately 49 individuals collaborate in product development activities, including mathematicians, engineers, software engineers and quality assurance support.

    The Company's research and development goal for 1999 was to launch TeraMedia™, a service that delivers the promise of a truly converged communication solution. In delivering that solution, the Company's engineers and software programmers reviewed every level of the communication solution from the physical infrastructure in the development of the UCCA to the development of the Collaboration Engine to the applications.

    The Company's research and development efforts in the physical infrastructure level consist of reviewing market offerings by third parties. The Company currently deploys equipment from Marconi (formerly Fore Systems), Motorola, Inc. and Sun Microsystems, Inc. in its UCCA. On the basis of the relationships that it has developed with these vendors, it attempts to influence their future product offerings. The Company is interested for example in faster processing speeds for computing devices, smaller more cost-effective switches, work group switches, and other products that if developed would lower the cost of implementing the UCCA.

    The Company's principal focus in research and development is software. Where TeraGlobal can take advantage of third party products, it does so. For example, it has licensed Xpress Transport Protocol from Mentat Inc., a leading supplier of high performance networking solutions to the computer and satellite markets. In other areas, the Company deploys its expertise to deliver a solution that is not currently available. For example, TeraGlobal was unsatisfied with the qualify of the industry standard H.32X videoconferencing standard. Beginning with a core module licensed from a third party, it developed its own wavelet based compression algorithm that is implemented entirely in software. Because all compression/decompression is handled in software, it can be upgraded or modified periodically, without the need to establish manufacturing facilities, schedule fabrication, package and distribute a physical product. For similar reasons, TeraGlobal handles all communication routing via software rather than rely on expensive routing hardware that must be maintained and replaced as new technologies are introduced. TeraGlobal's development philosophy is driven by the goal of delivering products and services with unparalleled performance and functionality.

    Future research and development efforts will focus on: (1) enhancements to TeraMedia™, (2) the development of additional applications to meet specific market needs, (3) refinement of the Collaboration Engine, and (4) extension of the UCCA to additional access devices.

    The Company plans to deliver enhanced versions of the TeraMedia™ service as technical developments foster improved functionality. Current efforts are centered on enhancing the compression to deliver the service over lower bandwidth, improved application sharing, and adding additional collaboration and content development tools.

    TeraMedia™ was developed to meet the market for converged communications. It is an aggregation of services that could be offered in discrete product offerings. For example, the Company could offer audio and video services, or content development tools and collaboration tools as separate products. In addition, the Company intends to develop additional applications to meet specific market needs.

    While developed to deliver TeraMedia™ over the UCCA, the Collaboration Engine is adaptable to any network, including the Internet or corporate Intranets. Through additional development the Company hopes to develop the Collaboration Engine into a network enabler that optimizes the multitasking performance of any network to deliver the highest possible level of service for the particular network configuration.

    True convergence will also lead to access to a network via multiple access devices. The Company will also focus research and development efforts at bringing TeraMedia style services to additional desktop workstations, to personal digital assistants or palm top devices, as well as cell phones and pagers. In this manner the Company will seek to deliver not only unified messaging, but also unified access. The Company's development goal is to allow data or information sent to the network to be receivable in any format that the access device can accommodate. For example, video messages may be sent audio only to cell phones. Similarly, audio messages may be automatically transcribed and forwarded as text messages to personal digital assistants or pagers.

Sales

    Commencing in late 1998 and early 1999, the Company worked with a group of early adopters on beta versions of the TeraMedia™ service. The first commercial version of service was launched in September 1999 at Motorola's Horizons "99 Analyst Conference. Since that time the Company's sales and marketing efforts have focused on developing direct and indirect sales strategies. The Company intends, wherever possible to use an indirect sales approach, taking advantage of the infrastructure and resources of its channel partners. TeraGlobal will initially focus sales of its TeraMedia™ service to four major market sectors in North America: government, commercial, training/education, and entertainment.

    Government.  The Company's direct sales efforts to the government sector are focused on government contracts that have already been awarded, but where the TeraMedia™ solution may provide needed functionality. The Company is also working on cooperative sales and marketing relationships with various divisions of Motorola, Inc, Marconi Communications (formerly Fore Systems, Inc.), and Apple Computer, each of which have federal sales organizations. The Company is also marketing to prime government contractors such as SAIC, EDS, TRW, CSC, General Dynamics and Sun Microsystems for joint project proposals.

    There are several features that make TeraMedia™ a logical choice for converged communication solutions for government installations. First, TeraMedia™ takes advantage of existing communication infrastructures. The Department of Defense and the Department of Commerce, as well as other government agencies have developed nationwide and worldwide ATM-based communication networks capable of supporting the TeraMedia™ service. Second, TeraMedia™ can be programmed to employ an advanced encryption technology for high bandwidth data encryption in real time. Finally, the current trend toward privatization of government services and outsourcing creates significant opportunities at the state, county, and city governments.

    Commercial.  As with government sales, TeraGlobal's commercial sales focus is oriented toward direct and channel sales. The target direct sale profile is a medium to large enterprise with diverse geographic operations. The target enterprise is also an early adopter of technology with experience in network-based communications.

    In order to maximize sales opportunities, TeraGlobal intends to deliver services to the commercial sector primarily through channel relationships. TeraGlobal is demonstrating its TeraMedia™ solution to Regional Bell Operating Companies (RBOCs) and the Competitive Local Exchange Carriers (CLECs). Those organizations have hardware and personnel infrastructures in place to service and support the delivery and installation of the TeraMedia™ systems. In return, TeraMedia™ represents a compelling application that allows the RBOCs and CLECs to provide a new class of services to their customers, driving demand for additional high bandwidth connectivity, and increase their market share by differentiating themselves from their competition.

    Training/Education.  The Company intends to pursue the education and training segments primarily through indirect channels. It is developing a cooperative program for entities with courses and content to be able to distribute that content through TeraMedia™. Those entities would then act as resellers of the Company's TeraMedia™ service. The Company is also working with Apple Computer's Educational Sales group on joint sales opportunities, taking advantage of their resources and market position with school districts.

    There are several trends in the training market that provide opportunities for TeraMedia™. Distance learning is the fastest growing segment of the education industry. Universities often operate large communication networks, which can be provisioned to deliver TeraMedia™. In addition, several states are working with RBOCs to deliver high bandwidth connectivity to primary and secondary schools in order to deliver network-based applications. Teachers can give lectures remotely using a multitude of media. TeraMedia™ also provides two-way conversation for input or questions from students and biometric authentication for remote proctoring of examinations. Therefore, TeraMedia™ eliminates the geographic barriers that educational institutions have faced to date and allows them to leverage their faculty and content to a broader market.

    Entertainment.  The Company's largest installation to date has been to Cinetech, Inc. a privately held film restoration company. The Company is working with Cinetech and others to formulate the appropriate sales strategies and product mix to appeal to the entertainment and advertising markets.

    The Company believes that TeraMedia™ is well suited to sectors of the entertainment market. The Apple platform is strong in the industry. TeraMedia operates with Adobe Photoshop™ and PDF formats as well as FinalCut™, which are standards in the advertising industry. The advertising market is becoming more time sensitive with faster times to publication and simultaneous coordination of advertising campaigns in diverse geographic locations. TeraMedia™ provides functionality that allows advertisers and entertainment workers to coordinate remote review and editing of media and improve time to market.

Marketing

    During 1999, the Company redesigned its corporate image by updating marketing materials, its logo and website. The Company also began demonstrating its TeraMedia™ product in trade shows and conventions. TeraGlobal was part of Apple Computer's trade show booth at the Seybold Conference in September 1999. TeraGlobal launched its TeraMedia™ product at Motorola's Horizons event in October 1999.

    The website will continue to be used as the principal means of identity branding. The website will continually be refined with the goal of providing easy to understand, media-rich information that speaks to specific target market audiences. The format will be revised to highlight new information periodically on the home page, but remain layered to provide as much detail as the viewer desires. The Company has also established an aggressive trade show to establish brand identity, with significant events during each month of the year. The Company also intends to begin print advertising campaigns in trade journals and regional and national business papers during the year.

    Aside from brand identity, marketing will focus in 2000 on supporting the Company's sales efforts. Because the Company will sell on a direct basis and through channels, its marketing materials will be aimed not only at the target market, but also at the companies that serve that channel with networking solutions.

    During 1999, the Company enjoyed the marketing support of organizations such as Motorola, Inc. and Apple Computer. Each of those entities has a vested interest in the Company's success, since the TeraMedia™ solution incorporates their products. For 2000, the Company will attempt to leverage its resources with cooperative marketing efforts with Motorola, Inc., Apple Computer and Marconi Communications (formerly Fore Systems, Inc.). In these relationships the Company will seek joint tradeshow participation, joint article publications and press releases, and presence in technology demonstration centers. The Company will also seek to establish similar cooperative marketing relationships with network service providers.

Competition

    The telecommunications and network communications industry is highly competitive, continually evolving and subject to rapid technological change. In many ways, 1999 was the year of the ".com" company with new market entrants providing myriad technologies and services to the communications and networking world. Several of those companies provide services or solutions that deliver a component of the Company's solution. Some competitors focus their efforts on the infrastructure level, others the middleware and still others the applications. As a result the Company faces both direct and indirect competition at many different levels.

    The Company does not manufacture hardware components. As a result it does not compete in the infrastructure segment. It is reliant, however, on infrastructure to deliver its solutions and has a keen interest in technological changes in infrastructure. The dominant players in this market over the past five years have been Cisco Systems, Inc., Lucent Technologies, Inc. and Nortel Networks. With the rapid growth in the Internet, the leading products for these companies have been inverse multiplexers and hardware routers based operating on Internet Protocol. Each of these companies has announced a plan for delivering infrastructure capable of supporting voice, video and data. Cisco has announced its Architecture for Voice Video and Data ("AVVID"), Lucent has announced its Voice Video Data ("VIVID") project. Not surprisingly, the AVVID and VIVID projects incorporate inverse multiplexers, hardware routers and

Internet Protocol in their solutions. The Company's UCCA eliminates routers and inverse multiplexers because they add latency and expense. Cisco, Lucent and Nortel also offer a variety of ATM-based switching devices, which the Company does employ in its UCCA. The challenge for the Company is to encourage Network Service Providers to adopt the ATM-switched architecture over the IP based routed architecture.

    There are also a number of companies offering network based communication and collaboration services. This includes Microsoft, which has published its web-based collaboration tool Net Meeting™. Companies like Real Networks have offered video and audio streaming applications. Other companies have announced intentions to develop browser-based videoconferencing and collaboration applications. The Company's TeraMedia™ service competes directly against the functionality provided by these applications.

    The Company intends to compete in this market on the basis of delivering superior performance and value to its customers, now and in the future. Because the Company works with all aspects of a communication solution from the network infrastructure to the middleware to the applications, it believes that it is able to create solutions that deliver superior performance. The Company has also spent significant resources making certain that each of its development efforts support rapid enhancements. This includes focusing development in software, which can be revised periodically. It also includes development and refinement of the Collaboration Engine whose platform will enhance rapid development of additional real time applications. The Company believes that its ability to rapidly enhance its product offering to meet market demand will provide a competitive advantage.

    The Company expects competition in this market to focus initially upon product features, cost, and interoperability with legacy systems. As the market for convergence matures, ease of use, sales and distribution capability and technical support and service will become strategic keys. The challenge for the Company in this market will be to establish name recognition and a clear value proposition for its customers. Once it has established market share on the basis of its features, it can focus on competing through cost reduction, technical support and service.

Intellectual Property

    The Company's success and ability to compete depends upon its ability to protect its proprietary technology. Both TeraMedia™ and the UCCA combine third party products with the Company's own elegant network design and enabling software.

    In developing its software the Company has embraced open standards where those standards provide the required level of functionality. The Company also licenses software from third parties where it provides a distinguishable advantage. The Company currently licenses a wavelet compression module that is at the core of its software-based compression. The Company has enhanced the basic module, and owns those modifications. The Company also licenses a "rapid development" software package from an employee. The software packages establish a framework for developing a significant portion of the Company's application software. Each of these third party licenses requires payment of a royalty based upon the number of units sold.

    Where the Company cannot secure adequate software from third parties, it develops its own. Accordingly, the Company has also developed a substantial library of software as part of the UCCA, the Collaboration Engine and Applications such as TeraMediaTM. It is the network design of the UCCA and the proprietary software that give the Company's products a distinctive level of performance.

    The Company relies on a combination of patent, copyright and trade secret laws and non-disclosure agreements to protect its proprietary technology. The Company has filed a patent application in the United States to protect aspects of the UCCA. The Company intends to file additional patent applications on the UCCA as well as other products it is currently developing. The Company also protects its intellectual property by limiting access its source code, documentation and other proprietary information, including among its software programmers. The Company enters into agreements with all of its employees to clearly define ownership of their work product. In addition, the Company enters into confidentiality agreements with each employee as well as certain customers, vendors and strategic partners.

    The Company does not currently have patents relating to any of its products. There can be no assurance that patents will be issued with respect to pending or future patent applications or that the Company's patents will be upheld as valid or will prevent the development of competitive products.

Government Approvals

    The Federal Communications Commission ("FCC") has regulatory authority over the communications industry. The FCC has promulgated regulations that, among other things, set installation and equipment standards for communications systems. Traditionally, the FCC has maintained separate regulatory requirements for "voice" networks like the telephone and "data" networks such as the Internet. For example, the FCC establishes "tariffs" or prescribed rates that telephone operators must charge for the delivery of telephone service, but those tariffs do not apply to the delivery of data service. The Company believes it is currently in compliance with all such regulations applicable to the services it delivers to its customers. However, the advent of technologies like the Company's TeraMedia™ service is bringing new classes of voice-like communication over what have traditionally been considered "data" networks. The FCC is reviewing its regulatory structure in light of these technological developments. Changes in the FCC's regulations could effect the types of services that the Company can offer in the future and the prices at which it can offer them. There can be no assurance that future regulations adopted by the FCC or other regulatory bodies will not have a material adverse effect on the Company. In addition, the uncertainty of the regulatory climate may delay a prospective customer's adoption of the Company's technology.

    The Company has yet to sell any products outside the United States. It has however been asked to quote rates for international service for several prospective customers. Outside of the United States, the Company's products and services will be subject to the regulatory requirements of each country in which the products are manufactured or sold. These requirements are likely to vary widely, and the Company cannot be certain that it will be able to obtain regulatory approvals that may be required for the manufacture, marketing and sale of its products abroad. The Company's products may also be subject to U.S. and foreign regulation regarding export restrictions and controls on technology such as that incorporated into the Company's products.

Employees

    The Company currently has approximately 62 full-time employees, including 24 in administration, 6 in technical support, 21 in product engineering, 5 in research and development, and 6 in sales and marketing. None of the Company's employees are represented by an organized labor union. The Company believes its relationship with its employees is very good and the Company has never experienced an employee-related work stoppage. The Company will need to hire and retain highly qualified experienced technical and select management personnel in order to execute its business plan, complete product development and maintain technical advantages over competitors in the marketplace. Competition for skilled employees has become intense over recent years, and the Company cannot guaranty that it will be able to locate and hire such personnel, or that, if hired, the Company will continue to be able to pay the higher salaries necessary to retain such skilled employees.

Corporate History and Acquisitions

    The Company's predecessor was formed in February 1997 under the name Video Stream, Inc. under the Canadian Corporations Act. Video Stream, Inc. was founded to perform research and development on various connectivity solutions and went on to develop specialty communications technology hardware and services. In October 1997, Video Stream, Inc. was merged with and into Triple "D" Court, a Wyoming corporation, with the shareholders of Video Stream, Inc. gaining control of the combined entity. Triple "D" Court was a publicly traded corporation, with no operations, whose shares were traded on the OTC Bulletin Board maintained by the NASD. Following the consummation of the merger, the surviving entity changed its name to Video Stream International, Inc. The Company officially changed its name to "TeraGLOBAL Communications Corp." in September 1998. In August 1999 the Company changed its state of incorporation to Delaware.

    TechnoVision Communications, Inc. ("TechnoVision") was incorporated in Georgia in November 1995 by David Fann, its President and a director of TechnoVision. Pursuant to an exchange offer that concluded August 10, 1998, the Company acquired 99.1% of the outstanding common stock of TechnoVision from its stockholders on the basis of one share of the Company's stock for every two shares of TechnoVision stock exchanged. Through this acquisition, the Company gained access to TechnoVision's existing infrastructure, including a product line of hardware based videoconferencing products and administrative and sales personnel experienced in the telecommunications and videoconferencing fields.

    In July 1998 the Company acquired from Interactive Solutions Group, Inc. all of the membership interests in ISG Acquisition, LLC, a Delaware limited liability company. ISG Acquisition LLC was capitalized exclusively with certain intellectual property of Interactive Solutions Group, Inc. related to the network and multimedia products and technologies markets. The Company acquired ISG Acquisition in exchange for the forgiveness of a loan of $160,000 and the assumption of liabilities of ISG Acquisition of $91,000, for a total purchase price of $251,000. Interactive Solutions Group was formed on July 15, 1996 by Grant Holcomb, its President. Mr. Holcomb is an officer and director of the Company, and was at the time of the acquisition of ISG Acquisition LLC. As a result of the transaction, the Company acquired the goodwill and intellectual property of Interactive Solutions Group.

    In a series of transactions completed in December 1998, the Company acquired the high technology design engineering business of Design Analysis Associates, Inc., a Utah corporation, including four engineers, intellectual property, equipment, contract rights and cash, in exchange for 250,000 shares of common stock of the Company.

Additional Information

    The Company's reports, proxy statements and other information filed with the Securities and Exchange Commission (the "Commission") may be inspected at public reference facilities of the Commission at Judiciary Plaza, 450 Fifth Street N.W., Washington D.C. 20549; Northwest Atrium Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661; 7 World Trade Center, New York, New York, 10048; and 5670 Wilshire Boulevard, Los Angeles, California 90036. Copies of such material can be obtained from the Public Reference Section of the Commission at Judiciary Plaza, 450 Fifth Street N.W., Washington, D.C. 20549 at prescribed rates. Documents filed electronically via EDGAR may be viewed on the EDGAR website at http://www.sec.gov. The Company's website address is http://www.teraglobal.com.

ITEM 2. PROPERTIES.

    The Company does not own any real property. The Company leases approximately 16,500 square feet of office space in San Diego, California under a 5-year lease expiring November 2004. In addition, the Company leases approximately 6,100 square feet in Logan, Utah for research and development under a 3-year lease expiring February 2003, and approximately 2,900 square feet of office space in Charlestown, Massachusetts under a 5-year lease expiring February 2005.

ITEM 3. LEGAL PROCEEDINGS.

    Information relating to legal proceedings is set in part II, Item 7 of this Annual Report on Form 10-KSB at Note 8 under the subheading "Litigation".

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matter was submitted to a vote of the Company's security holders during the fourth quarter of fiscal 1999.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is traded on the OTC Bulletin Board maintained by the NASD under the symbol "TGCC." The following table sets forth, for the fiscal period indicated, the high and low closing bid prices for the Common Stock as reported on the OTC Bulletin Board. The quotations for the Common Stock traded on the Bulletin Board may reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

	High	Low
Year Ended December 31, 2000
First Quarter to March 15, 2000	$11.12	$6.81
Year Ended December 31, 1999
Fourth Quarter	11.00	6.25
Third Quarter	16.06	7.00
Second Quarter	19.63	8.25
First Quarter	11.00	3.50
Year Ended December 31, 1998
Fourth Quarter	5.38	2.03
Third Quarter	5.25	2.81
Second Quarter	4.31	2.38
First Quarter	4.75	2.50

    At March 10, 2000, there were approximately 439 holders of record of the Company's Common Stock. The Company believes that there are a significant number of beneficial owners of its Common Stock whose shares are held in "street name".

    The Company has never declared or paid cash dividends on its Common Stock. The Company currently anticipates that it will retain all future earnings for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

    With the exception of historical matters, the matters discussed herein are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements concerning anticipated trends in revenues and net income, the date of introduction or completion of the Company's products, projections concerning operations and available cash flow. The Company's actual results could differ materially from the results discussed in such forward-looking statements. The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's financial statements and the related notes thereto appearing elsewhere herein.

Overview

    The Company is engaged in the development of advanced communication solutions. It commenced operations in this business in February 1997. Since that time, the Company has devoted substantially all of its resources to the formation of its infrastructure and the research and development of its products, including TeraMedia™.

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

    The Company's financial statements consolidate the information relating to its subsidiaries, including TechnoVision. At the time it was acquired, TechnoVision was generating revenue from the sale of hardware based videoconferencing products. Consequently financial statements for 1998 and 1999 include revenue from TechnoVision. The Company began selling TeraMedia™ to early adopters beginning in July 1998.

Results of Operations

    The following table sets forth-annual results of operations for the fiscal years 1999 and 1998.

Balance Sheet Data:	December 31, 1998	December 31, 1999
Cash and cash equivalents	$48,524	$7,893,036
Furniture and equipment, net	1,094,350	2,222,265
Total assets	4,894,433	13,969,678
Current liabilities	2,044,920	3,241,603
Total Shareholders' Equity	930,832	10,728,075

Statements of Operations Data:	Year ended December 31, 1998	Year ended December 31, 1999
Sales	$284,515	$490,219
Cost of Sales	270,132	306,434
Operating Expenses:
Legal	472,248	1,387,671
General and administrative	1,802,048	6,716,883
Research and development	1,484,886	5,977,282
Consulting, related party	62,847	0
Selling	114,068	314,831

Total operating expenses	$3,936,097	$14,396,667

Loss from operations	$(3,921,174)	$(14,212,882)
Net Loss	$(4,077,616)	$(13,594,790)
Basic loss per common share	$(0.33)	$(0.74)
Weighted average common shares outstanding	12,300,908	18,343,093

    Sales.  The Company recorded sales of $490,219 in 1999 compared to $284,414 in 1998, an increase of 72%. TeraMedia™ Service contracts made up a significant portion of sales in 1999. Networks were deployed at three early adopter locations; South Carolina Manufacturer's Extension Partnership, Cinetech Labs, and Lacerte Technologies. Revenue was also generated through one-time sales of TeraMedia software and other hardware sales that complement the TeraMedia™ product, as well as unrelated hardware sales. TeraMedia is expected to account for the majority of sales in the near future. Sales in 1998 were primarily attributable to the TeraConference™ product by the Company's TechnoVision subsidiary.

    Cost of Sales.  Cost of sales for fiscal 1999 was $306,434, or 63% of sales, compared to $270,132, or 95% of 1998 sales. The improvement on gross margin is attributable mainly to the margin associated with sales of equipment to compliment TeraMedia™ services. Because of costs associated with building out network infrastructure, cost of sales is expected to comprise a larger percentage of sales. This trend will begin to reverse as additional users are added to the TeraMedia™ network and network infrastructure is fully utilized. Virtually all of 1998 cost of sales was for hardware purchases in connection with sales of the TeraConference™ product.

    Legal.  Legal expenses increased to $1,387,671 in 1999 compared to $472,248 in 1998, an increase of 194%. The increase was due in large part to amounts paid in settlement of certain litigation.

    General and Administrative.  General and administrative expenses were $6,716,883 in 1999 compared to $1,802,048 in 1998, an increase of 250%. A portion of this increase is attributable in the increase in personnel. The Company began the year with 25 employees and finished with 66. Non-cash charges also accounted for a significant portion of this increase. Non-cash expenses for depreciation and amortization increased to $1,845,753 from $735,524, including a one time charge of $412,580 for the write down of impaired assets consisting of older computers and equipment related to discontinued product lines. Non-cash compensation charges increased to $1,284,099 in 1999, up from $89,050 in 1998, because of charges associated with stock grants to certain employees and consultants. Management is continuing to seek additional personnel and facilities necessary to support sales and marketing of TeraMedia™ services. The Company took steps to facilitate this growth in 1999 by moving corporate headquarters to an expanded location and negotiating additional office space for its Logan, Utah facility, as well as establishing a Regional Sales Office in Dallas, Texas. Additionally, the Company has leased an office near Boston, Massachusetts to provide a single location for code development and leverage common test equipment, as well as establish an East Coast sales office. These commitments will increase general and administrative expenses throughout 2000.

    Selling.  Sales and marketing expenditures for fiscal 1999 were $314,831 compared to $114,086 in 1998, an increase of 175%. The increase resulted from the addition of employees to sales late in 1999, attendance at several tradeshows, and the production of marketing collateral. The Company released the first commercial version of TeraMedia™ in October of 1999. Sales and marketing expenses will grow substantially as the Company continues the TeraMedia product launch and the Company works to build brand awareness and pursue sales opportunities.

    Research and Development.  Expenses related to research and development were $5,977,282 in 1999 compared to $1,484,886 in 1998, an increase of 302%. The costs associated with building the nationwide developer's TeraMedia™ network, as well as the additional employees required to add feature sets and continue development of the TeraMedia™ software accounts for substantially all of the increase in research and development expenditures. Research and development will continue to be a significant expenditure as product lines are expanded and software upgrades are released. Additional programmers and engineers will also need to be added to address these opportunities.

Liquidity and Capital Resources.

    As of December 31, 1999 the Company had cash and cash equivalents totaling $7,893,036, with a working capital surplus of $5,676,095 as compared to cash and cash equivalents of $48,524 and a working capital deficit of $(1,897,992) at December 31, 1998.

    For the year ended 1999, net cash used in operating activities was $9,397,207 compared to $2,059,319 in 1998. The increase is attributable in increased operating expenses associated with the development and initial marketing of the TeraMedia™ service in 1999, without offsetting revenues. The Company launched the first commercial version of TeraMedia™ in September 1999, and expects revenues from operations to increase substantially in 2000.

    Additionally, the Company used $2,611,063 in investing activities compared to $9,052 in 1998. Substantially all of this expense was associated with network and equipment costs for the Company's developer network and initial customer networks. This amount also includes a $500,000 security deposit on the Company's new corporate headquarters that will be released back to the Company pro rata over the term of the five-year lease.

    The Company has funded substantially all of its operations from financing activities. Financing activities during January and February of 1999 generated $6,821,892, net of offering costs, in connection with the sale of 2,679,987 shares of common stock. A subsequent placement in May, June and July netted the Company proceeds of $13,956,670 for the sale of 1,431,711 shares of common stock. The Company paid $650,000 on convertible promissory notes in 1999. Net cash generated from financing activities was $19,880,886, compared to $2,090,211 in 1998. During 1999 the Company entered into an agreement with the bankruptcy trustee for Alliance Leasing for the acquisition of assets under outstanding leases to the Company's TechnoVision subsidiary. The transaction, which was consummated in January 2000, resulted in the recognition of $630,239 of extraordinary gain for 1999. The Company has had discussions with commercial lenders to establish equipment lease financing and working capital line of credit arrangements. However, no commitments have been issued to date and no assurances can be given that the Company will secure commercial financing, or secure financing on terms that are acceptable to it.

    The Company believes that its current cash and available resources for cash together with expected revenue from operations are sufficient to fund ongoing operations. If the Company does not receive preliminary indications for orders by the end of the second quarter of 2000, the Company may scale back non-essential operations in order to conserve its cash position. Alternatively, the Company may seek additional equity funding to bolster its cash position and enable it to accelerate development efforts. No terms have been agreed to for any potential equity financing. No assurances can be given that such funding would be available on terms acceptable to the Company, if at all.

Risk Factors That May Effect Operating Results

    Early Stage Company.  The Company is moving from a research and development stage to an operating stage. Consequently, its operations are subject to all of the risks inherent in the establishment of a new business enterprise. The Company's prospects for success must be considered in light of the problems, difficulties, complications and delays frequently encountered in connection with the formation of a new business. In order to achieve profitability and successfully enter the operating stage, the Company will need to complete development of its products; hire and manage additional staff; establish internal accounting, inventory and cost controls; effectively market and sell its products; and competently service its customers.

    Newly Developing Market.  The market for converged communications has only recently begun to develop, continues to be defined, is evolving rapidly and is characterized by a large number of market entrants with alternative solutions to similar perceived needs. The Company's success in this market will be dependent in part upon its ability, and in certain cases, the ability of its strategic partners, to convince potential customers that the Company's products satisfy their needs, or satisfy them more effectively than direct or indirect competitors. The Company has not yet achieved significant market penetration. There can be no assurance that potential customers in this market will accept the Company's technology and products, that the Company will be successful in creating solutions tailored to the requirements of these potential customers or that a more significant market for the Company's products will become established. In addition, the Company's future success will depend in large part on the continued expansion of the converged communications market in general, the identification of customers with technological requirements which can be met by the Company's systems in particular, and the acceptance of the Company's solutions. As is typical in a rapidly evolving industry, demand for and acceptance of products are subject to a high level of uncertainty. In addition, sales of systems introduced into the multimedia communications market require intense effort over long periods of time. New customers typically acquire a pilot system to evaluate before purchasing systems. In many cases, customers need to purchase a number of systems to meet their requirements and such purchases require the approval of the customer's senior management or board of directors prior to the purchase, which could lead to delays in the purchase or, in some cases, eliminate decisions to purchase the Company's products.

    Dependence on New Products and Rapidly Developing Technologies.  The Company introduced the initial commercial version of its TeraMedia product in September 1999. It is currently developed enhanced versions of TeraMedia for release in calendar 2000. The Company is also working to develop additional products from the base of technologies it has developed. The markets in which the Company operates are subject to rapid technological change and product obsolescence. In order to succeed the Company will have to develop products that deliver a perceived value to the customer. Even if the Company is successful in this regard, competitors may develop and manufacture products similar to the Company's products and may be able to manufacture competitive products which provide higher quality than the Company's systems or which can be delivered at a lower cost. The Company's future success will depend in part upon its ability to develop and enhance its existing products and develop new products and to meet such anticipated technological changes and competitive challenges.

    Risk of Product Defects.  The Company's TeraMedia™ service incorporates a number of sophisticated software programs. Future versions of TeraMedia™ and other products and services the Company develops may contain undetected errors or "bugs" when introduced or when new versions are released. The Company has performed quality assurance testing on its TeraMedia™ service before its release and intends to conduct similar testing on all new products and releases. Despite such testing, the Company cannot guaranty that all-new products or releases will be error-free. Any such errors could result in: expensive product recalls, damage to the Company's brands, a loss of market share, or failure to achieve market acceptance. Any of these events would have a material adverse effect upon the Company's business, financial condition and results of operations.

    Competition.  The Company faces competition from other companies that are focused on converged communication solutions. There are a substantial number of companies which provide solutions into this market, including Microsoft, Inc., Lucent Technologies, Inc., Nortel Networks, Inc. and Cisco Systems, Inc. There are also a number of emerging technology companies whose products incorporate features similar to those provided in TeraMedia™, such as video compression and decompression, audio services, collaborative whiteboarding, application sharing, and data storage and transfer. Each of these competitors has far greater capital, marketing, and other resources than the Company. Those competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements and may be able to devote greater resources to the promotion and sale of their products and services. There can be no assurance that the Company's products will achieve significant market penetration, that the Company's products will obtain or retain a technological advantage in the market, or that these or other firms will not develop new or enhanced products that are more effective than any that Company has or may develop. Any increase in competition could force the Company to make material price reductions, impede the Company's ability to obtain or retain market share and could have a material adverse effect on its business, financial condition and results of operations.

    Dependence on Certain Suppliers and Licenses.  The Company's product development strategy has been to combine its proprietary technology with "best of class" technology and products. As a result, the Company has necessarily placed heavy reliance on suppliers of key elements of the Company's products. The Company's TeraMedia™ service is currently dependent on the advanced computational power provided by the Motorola MPC7400 PowerPC microprocessor, which powers the Apple G4 computer. Any decision by Motorola or Apple to discontinue the MPC7400 PowerPC would necessitate standardizing the TeraMedia™ service on another microprocessor. This would likely result in delays in product delivery. Moreover, the Company is not aware of any microprocessor with the performance characteristics of the PowerPC, and anticipates that changing processors may impede performance or force the Company to develop alternative solutions in order to maintain quality. In addition, the Company licenses the core algorithm to its wavelet compression module. The Company has enhanced the basic algorithm, and owns those modifications. However, the existing license requires the Company to pay a royalty for each communication station sold that incorporates the wavelet compression module. The Company's failure to pay such royalties when due could result in the termination of the license, and force the development of a substitute compression technology.

    Reliance on Proprietary Technology.  The Company has filed a patent application seeking to protect the design of the UCCA. The Company anticipates filing a number of additional patent applications seeking to protect aspects of the UCCA as well as other products. However, the Company has not been issued any patents to date and no assurance can be given that any such patents will be issued or, if issued, will provide significant commercial protection. A significant portion of the Company's technology is in the form of software that it has developed. The Company relies primarily on a combination of copyright, trademark, trade secret and confidential information laws, and on employee and third-party non-disclosure agreements and other methods, to protect its proprietary rights. There can be no assurance that these protections will be adequate to protect the Company's intellectual property rights or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technologies. The Company believes that its products, trademarks and other proprietary rights do not infringe on the proprietary rights of third parties. While the Company has never been notified of any infringement claim, there is no guaranty that a third party will not assert an infringement claim against the Company in the future with respect to current or future products, trademarks or other Company works. Any such claim or assertion may result in costly litigation or require the Company to enter into royalty arrangements, resulting in unforeseen expenses.

    Dependence On Key Personnel.  The Company is particularly dependent on the services of David Fann, Paul Cox, and Grant Holcomb, its Chief Executive Officer, President, and Chief Technology Officer, respectively. The loss of any of these individuals would have a material adverse effect on the Company. The Company maintains $5 million of key man life insurance on each of these individuals.

    Need For Additional Skilled Personnel.  The Company believes that its success will depend in large part upon its continued ability to attract and retain software programmers, managers and other skilled employees, which is difficult because the market for the services of such individuals is very competitive. As such, the Company's success will depend to some extent on new employees who have not been identified, and have not agreed to join the Company.

Year 2000 Compliance

    The Company has completed a Year 2000 compliance program of its computer system to identify all software applications that could be affected by the inability of many existing computer systems to process time-sensitive data accurately beyond the year 1999, referred to as the Year 2000 or Y2K issue. The Company has not experienced any Year 2000 problems either internally or from outside sources.

ITEM 7. FINANCIAL STATEMENTS.

TERAGLOBAL COMMUNICATIONS CORP.
INDEX TO FINANCIAL STATEMENTS

Page
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS	F-1
Consolidated Balance Sheet	F-2
Consolidated Statements of Operations	F-3
Consolidated Statements of Comprehensive Loss	F-4
Consolidated Statements of Shareholders' Equity	F-5
Consolidated Statements of Cash Flows	F-6-7
Notes to Consolidated Financial Statements	F-8-21

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
TeraGlobal Communications Corp.

We have audited the accompanying consolidated balance sheet of TeraGlobal Communications Corp. and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, comprehensive loss, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TeraGlobal Communications Corp. and subsidiaries as of December 31, 1999, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with generally accepted accounting principles.

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
February 15, 2000

TERAGLOBAL COMMUNICATIONS CORP.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

December 31, 1999

ASSETS
Current assets
Cash and cash equivalents	$7,893,036
Accounts Receivable	208,115
Notes receivable—related parties	370,095
Inventory	171,940
Prepaid expenses and other current assets, including $19,173 from related parties	274,512

Total current assets	8,917,698
Furniture and equipment, net	2,222,265
Excess of cost over fair value of net assets acquired, net of accumulated amortization of $1,494,374	2,329,715
Other assets	500,000

Total assets	$13,969,678

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable, including $1,054 to a related party	$1,763,489
Short-term loans	67,865
Accrued expenses	102,009
Accrued vacation	124,604
Capitalized lease obligations	708,636
Convertible promissory note	475,000

Total current liabilities	3,241,603

Commitments and contingencies
Shareholders' equity
Preferred stock, $1.00 par value, non-voting 1,000,000 shares authorized no shares issued and outstanding
Common stock, $0.001 par value 200,000,000 shares authorized 19,701,113 shares issued and outstanding	19,701
Additional paid-in capital	28,800,519
Other comprehensive loss	(28,259)
Accumulated deficit	(18,063,886)

Total shareholders' equity	10,728,075

Total liabilities and shareholders' equity	$13,969,678

TERAGLOBAL COMMUNICATIONS CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31,

	1999	1998
Net sales	$490,219	$284,515
Cost of sales	306,434	270,132

Gross profit	183,785	14,383

Operating expenses
Legal	1,387,671	472,248
General and administrative	6,304,302	1,802,048
Selling	314,831	114,068
Research and development	5,977,282	1,484,886
Impairment of long-lived assets	412,581	—
Consulting—related parties	—	62,847

Total operating expenses	14,396,667	3,936,097

Loss from operations	(14,212,882)	(3,921,714)

Other income (expense)
Interest income	398,689	984
Interest expense	(410,836)	(156,852)

Total other income (expense)	(12,147)	(155,868)

Loss before extraordinary item and minority interest in loss of subsidiary	(14,225,029)	(4,077,582)
Extraordinary gain on early extinguishment of debt, net of income tax benefit of $0)	630,239	—

Loss before minority interest in loss subsidiary	(13,594,790)	(4,077,852)
Minority interest in loss of subsidiary	—	(34)

Net loss	$(13,594,790)	$(4,077,616)

Basic loss per share
Loss before extraordinary item	$(0.77)	$(0.33)
Extraordinary item	0.03	—

Total basic loss per share	$(0.74)	$(0.33)

Weighted-average common shares outstanding	18,343,093	12,300,908

TERAGLOBAL COMMUNICATIONS CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the Years Ended December 31,

	1999	1998
Net Loss	$(13,594,790)	$(4,077,616)
Other comprehensive loss, net of tax Foreign current translation adjustment	(28,104)	(1,021)

Comprehensive loss	$(13,622,894)	$(4,078,637)

TERAGLOBAL COMMUNICATIONS CORP.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Years Ended December 31,

	Common Stock
			Additional Paid Capital	Common Stock Committed	Other Comprehensive Loss	Accumulated Deficit
	Shares	Amount					Total
Balance, December 31, 1997	9,850,00	$9,850	$55,890	$190,000	$866	$(391,480)	$(134,874)
Common stock issued
Cash	1,210,000	1,210	789,790				791,000
Acquisition of TechnoVision Communications, Inc.	3,563,506	3,564	3,559,942				3,563,506
Acquisition of Design Analysis Associates, Inc.	250,000	250	476,162				476,412
Services rendered	25,000	25	89,025				89,050
Conversion of promissory note	100,000	100	149,900				150,000
Issuance of common stock committed	190,000	190	189,810	(190,000)			—
Common stock committed				74,375			74,375
Change in cumulative foreign currency translation adjustment					(1,021)		(1,021)
Net Loss						(4,077,616)	(4,077,616)

Balance, December 31, 1998	15,188,506	15,189	5,310,519	74,375	(155)	(4,469,096)	930,832
Common stock issued for
Cash	4,109,198	4,109	20,660,954				20,665,063
Acquisition of additional common shares of TechnoVision Communications, Inc.	6,000	6	5,994				6,000
Exercise of stock options	111,740	112	181,028				181,140
Services rendered	206,110	206	2,060,893				2,061,099
License agreement	15,000	15	39,360				39,375
Conversion of debt	47,059	47	244,413				244,460
Issuance of common stock committed	17,500	17	74,358	(74,375)			—
Options issued for services rendered			223,000				223,000
Change in cumulative foreign currency translation Adjustment					(28,104)		(28,104)
Net loss						(13,594,790)	(13,594,790)

Balance, December 31, 1999	19,701,113	$19,701	$28,800,519	$—	$(28,259)	$(18,063,886)	$10,728,075

TERAGLOBAL COMMUNICATIONS CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,

	1999	1998
Cash flows from operating activities
Net loss	$(13,594,790)	$(4,077,616)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	669,553	417,350
Amortization	763,621	318,174
Loss on impairment of furniture and equipment	412,581	—
Minority interest		34
Gain from early extinguishment of debt	(630,239)
Stock issued for services rendered	2,061,099	89,050
Options issued for services rendered	223,000	—
(Increase) decrease in
Accounts receivable	(208,115)	420,705
Prepaid expenses and other current assets	(213,306)	26,636
Inventory	(151,867)	14,045
Increase (decrease) in
Accounts payable	976,920	843,535
Accrued vacation	124,604	—
Accrued expenses and customer deposits	169,732	(111,232)

Net cash used in operating activities	(9,397,207)	(2,059,319)

Cash flows from investing activities
Acquisition of ISG membership interests	—	(105,800)
Investment in other asset	(500,000)	—
Notes receivable—related parties	(313,595)	—
Purchase of furniture and equipment	(1,797,468)	(193,465)
Acquisition of Design Analysis Associates, Inc.'s cash	—	235,584
Acquisition of TechnoVision Communications, Inc.'s cash	—	54,629

Net cash used in investing activities	(2,611,063)	(9,052)

TERAGLOBAL COMMUNICATIONS CORP.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,

	1999	1998
Cash flows from financing activities
Proceeds from note payable	$—	$127,338
Payments on notes payable	(293,846)	(142,516)
Proceeds from short-term loan	1,879	—
Payments on short-term loan	—	(11,597)
Proceeds from exercise of stock options	181,140	—
Proceeds from common stock subscription	—	74,375
Payments on capital leases	(23,350)	(23,389)
Proceeds from common stock issuance	20,665,063	791,000
Proceeds from convertible promissory notes	—	1,275,000
Payments on convertible promissory notes	(650,000)	—

Net cash provided by financing activities	19,880,886	2,090,211

Cumulative translation adjustment	(28,104)	(1,021)

Net increase in cash and cash equivalents	7,844,512	20,819
Cash and cash equivalents, beginning of year	48,524	27,705

Cash and cash equivalents, end of year	$7,893,036	$48,524

Supplemental schedule of non-cash investing and financing activities

During the year ended December 31, 1999, the Company issued 17,500 shares of common stock valued at $74,375 that had been committed at December 31, 1998.

During the year ended December 31, 1999, the Company issued 15,000 shares of common stock valued at $39,375 as a pre-payment for software license fees.

During the year ended December 31, 1999, the Company converted a $244,460 related party promissory note into 47,059 shares of common stock.

During the year ended December 31, 1999, the Company issued 6,000 shares of common stock valued at $6,000 as payment for the acquisition of additional shares of TechnoVision Communications, Inc.

During the year ended December 31, 1999, the Company issued 206,110 shares of common stock for services rendered by employees and consultants valued at $2,061,099.

During the year ended December 31, 1999, the Company reached an agreement with the bankruptcy trustee for a finance company to settle its outstanding capital leases, resulting in an extraordinary gain of $630,239.

TERAGLOBAL COMMUNICATIONS CORP.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended December 31, 1999

NOTE 1—DESCRIPTION OF BUSINESS

    TeraGlobal Communications Corp. (a Delaware corporation) and subsidiaries (the "Company") is engaged in the development of communications productivity solutions and multimedia (voice, video, image, and data) collaboration systems. Effective September 17, 1998, the Company changed its name from Video Stream International, Inc. to TeraGlobal Communications Corp. Prior to August 26, 1999, the Company incorporated in the state of Wyoming.

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

  Acquisitions

    During June 1998, the Company made an offer, pursuant to a confidential Private Placement Memorandum, an Exchange Offer letter, and related Letter of Transmittal, to shareholders of TechnoVision Communications, Inc. ("TechnoVision"), a Georgia corporation, to acquire all of the issued and outstanding common stock of TechnoVision. TechnoVision shareholders were offered one common share of the Company for every two common shares of TechnoVision tendered. Such offer originally expired on July 15, 1998, but was extended to August 10, 1998. As of December 31, 1998, TechnoVision shareholders had tendered approximately 99% of the total issued and outstanding common shares of TechnoVision. During the year ended December 31, 1999, the Company issued 6,000 shares of the Company's common stock valued at $1 per share to purchase additional shares of TechnoVision.

    The Company acquired all the outstanding stock of TechnoVision through the forgiveness of a short-term loan by TechnoVision to the Company of $334,884 and payment of $3,563,506 in common stock

  Acquisitions (Continued)

of the Company. The acquisition was accounted for by the purchase method. The assets acquired and the liabilities assumed were as follows:

Cash	$54,629
Accounts receivable	252,705
Prepaids and other current assets	195,007
Note receivable—related party	56,500
Inventory	34,118
Furniture and equipment, at net book value	1,200,212
Accounts payable	(140,340)
Customer deposits	(105,000)
Notes payable	(553,484)
Capital leases	(1,332,849)
Minority interest	34

Total net assets	(338,468)
Excess of cost over fair value of net assets acquired	3,567,090

Consideration	$3,228,622

    The information provided in the above table is based on TechnoVision's audited financial statements as of June 30, 1998. The consideration is based on the issuance of 3,563,506 shares for 99% of TechnoVision at $1 per share, the price of the last private placement financing completed in May and June 1998, reduced by the value of the forgiven short-term loan. The excess of cost over fair value of net assets acquired is being amortized on a straight-line basis over five years.

    Effective July 28, 1998, the Company acquired all of the membership interests in ISG Acquisition, LLC, a Delaware limited liability company wholly-owned by Interactive Solutions Group, in exchange for the forgiveness of a loan for $160,000 and the assumption of liabilities of ISG Acquisition, LLC up to $91,000 for a total purchase price of $251,000. The principal shareholder of Interactive Solutions Group was a director/officer of the Company at December 31, 1998 and December 31, 1999. The excess of cost over fair value of net assets acquired is being amortized on a straight-line basis over five years. ISG did not have significant operations prior to the acquisition. Therefore, no pro forma information is presented.

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

Cash	$235,584
Accounts receivable	167,997
Furniture and equipment, at net book value	98,587
Accounts payable	(25,756)

Total net assets	476,412
Excess of cost over fair value of net assets acquired	—

Consideration	$476,412

    The information provided in the above table is based on DAA's audited financial statements as of December 31, 1997. The consideration is based on the issuance of 250,000 shares at the closing price of the Company's stock on October 29, 1998, the closing date of the acquisition, of $3.50 per share, discounted by 46% to reflect the thin trading of the Company's stock.

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

    Five customers accounted for 26%, 17%, 15%, 15%, and 10% of the Company's net sales for the year ended December 31, 1999. At December 31, 1999, amounts due from these customers were 8%, 40%, 6%, 0%, and 14%, respectively, of accounts receivable.

    Five vendors accounted for 19%, 17%, 13%, 9%, and 7% of the Company's cost of sales for the year ended December 31, 1999. At December 31, 1999, amounts due to these vendors were 37%, 0%, 6%, 3%, and 4%, respectively, of accounts payable.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

  Principles of Consolidation

    The consolidated financial statements include the accounts of TeraGlobal Communications Corp. and its wholly owned subsidiaries, ATI Access Technologies, Inc., TGC Acquisition, Inc., TeraGlobal Communications (Canada) Corporation, and TechnoVision Communications, Inc. All intercompany accounts and transactions have been eliminated.

  Revenue Recognition

    The Company recognizes revenue from the sale of products when the products are shipped.

  Minority Interest

    The accompanying consolidated balance sheet as of December 31, 1999 does not reflect a minority interest liability as TechnoVision, on a stand-alone basis, had a shareholders' deficit as of that date. The accompanying consolidated statements of operations for the years ended December 31, 1999 and 1998 do not reflect the minority interest's share of TechnoVision's losses for said periods as the related accrual would result in the Company's recording of a minority interest receivable.

  Cash and Cash Equivalents

    For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

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

  Earnings per Share

    The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings per Share." A basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings per share are not presented for 1999 and 1998 because common stock equivalents are anti-dilutive.

  Comprehensive Income

    During the year ended December 31, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on available-for-sale securities. Total comprehensive loss is presented in the statements of comprehensive loss.

  Impairment of Long-Lived Assets

    The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. During the year ended December 31, 1999, the Company determined that certain assets, primarily computers and related equipment, were impaired, and recorded a loss of $412,581.

  Fair Value of Financial Instruments

    The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, notes receivable—related parties, accounts payable, and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amounts shown for short-term loans and notes payable also approximate fair value because current interest rates offered to the Company for short-term loans of similar maturities are substantially the same or the difference is immaterial.

  Recently Issued Accounting Pronouncements

    In February 1999, the Financial Accounting Standards Board ("FASB") adopted SFAS No. 135, "Rescission of FASB Statement No. 75 and Technical Corrections," which is effective for financial statements with fiscal years beginning after February 15, 1999. This statement is not applicable to the Company.

    In June 1999, the FASB issued SFAS No. 136, "Transfer of Assets to a Not-for-Profit Organization or Charitable Trust that Raises or Holds Contributions for Others." This statement is not applicable to the Company.

    In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities." The Company does not expect adoption of SFAS No. 137 to have a material impact, if any, on its financial position or results of operations.

NOTE 3—NOTES RECEIVABLE—RELATED PARTIES

    The notes are to current officers/directors of the Company. The notes are due upon demand, bear interest at 5.54% per year, and are unsecured.

NOTE 4—FURNITURE AND EQUIPMENT

    Furniture and equipment at December 31, 1999 consisted of the following:

Furniture and fixtures	$358,886
Office equipment	910,119
Computers and software	2,045,023

3,314,028
Less accumulated depreciation	1,091,763

Total	$2,222,265

    Depreciation expense for the years ended December 31, 1999 and 1998 was $669,553 and $417,350, respectively.

NOTE 5—OTHER ASSET

    The Company has entered into a standby letter of credit agreement with a bank, which bears interest at the prime rate (8.5% at December 31, 1999) and matures in June 2004. This is used as collateral for the lease for the Company's new corporate headquarters.

NOTE 6—SHORT-TERM LOANS

    Principal is due on demand and is unsecured. The amount does not accrue interest.

NOTE 7—CONVERTIBLE PROMISSORY NOTE

    During September 1998, the Company entered into two convertible promissory notes. The first note is for $475,000. The note is unsecured, bears interest at 9% per year, and is convertible upon issuance into shares of the Company's common stock at $4 per share. The principal is due on November 30, 2000, and interest is due annually. The Company has the right to call the note, with accrued interest, upon 30-days notification to the lender.

    The second note for $650,000 is unsecured, bears interest at 9% per year, and is convertible upon issuance into shares of the Company's common stock at $4.25 per share. The principal is due on November 30, 2000, and interest is due annually. The Company has the right to call the note, with accrued interest, upon 30-days notification to the lender. During February 1999, the Company repaid this note in the aggregate principal amount of $650,000, plus accrued interest.

NOTE 8—COMMITMENTS AND CONTINGENCIES

  Leases

    During the year ended December 31, 1999, the Company entered into certain lease agreements to occupy new office space in San Diego, California, Logan, Utah, and Boston, Massachusetts. The lease in Logan is for a three-year term, and the leases in San Diego and Boston are for five-year terms. Rent expense was $268,374 and $202,880 for the years ended December 31, 1999 and 1998, respectively.

    Future minimum lease payments under non-cancelable operating leases as of December 31, 1999 were as follows:

Year Ending December 31,
2000	$570,092
2001	585,880
2002	604,520
2003	565,144
2004	409,900

Total	$2,735,536

    As discussed in Note 1, the Company's TechnoVision subsidiary had certain non-cancelable capital leases for computers and software. The Company entered into an agreement with the bankruptcy trustee for the leasing company to purchase those assets in December 1999. The sale was consummated in January 2000. The terms of these leases end during the year ended December 31, 2000.

    Leased capital assets included in furniture and equipment at December 31, 1999 consisted of the following:

Furniture and fixtures	$150,000
Office equipment	35,000
Computers and software	992,728
Less accumulated depreciation	688,260

Total	$489,468

    During September 1998, the lessor for the majority, $1,277,475 of the $1,309,460, of the capital leases declared bankruptcy. On December 29, 1999, pursuant to the Asset Purchase Agreement and Settlement Agreement, the Company settled its outstanding capital lease obligations with the bankruptcy trustee for $700,000, including interest accrued since the Company's last payment on the leases in September 1998. As a result of the lease settlement, the Company recognized an extraordinary gain for $630,239, net of income taxes of $0.

Employment Agreements

    The Company has entered into employment agreements with certain key officers of the Company, expiring October 31, 2002. Future minimum payments under these agreements are as follows:

Year Ending December 31,
2000	$635,000
2001	600,000
2002	500,000

Total	$1,735,000

  Litigation

    Darryl Spangler et al. v. TechnoVision Communications, Inc. et al.  Mr. Spangler had filed two cases against the Company, its subsidiary TechnoVision and certain officers and directors of each. These cases were both settled in November 1999 and complete releases of claims were executed. The actions were both dismissed.

    Norine Lam and Clifton Kees et al. v. Video Stream International, Inc. et al.  The Company has been named in a securities class action lawsuit filed by two former TechnoVision shareholders on July 15, 1998 in Los Angeles County Superior Court. The Complaint names the Company, TechnoVision, Grey Venture Capital, Inc., and certain present and former officers and employees of each as defendants. The Complaint alleges that the Company, TechnoVision, and Grey Venture Capital, Inc. each conspired and engaged in fraudulent and deceptive sales practices in connection with TechnoVision's private placement of securities in an offering conducted by Grey Venture Capital, Inc. from November 1997 through May 1998. The Complaint seeks rescission of the offer, plus interest and attorneys' fees. The Company and its affiliates have reached a complete settlement with the plaintiffs. The court then certified the action as a class action in October 1999 as part of the settlement. The plaintiffs then attempted to avoid the settlement, forcing the Company to ask the court to enforce the settlement. On January 31, 2000, the court granted the Company's motion for summary adjudication of issues. The court is now being asked to approve of the settlement. If the settlement is approved, the Company will make a rescission offer, offering each member of the class $10.00 per share in exchange for their shares. The settlement specifically provides that the Company will not be responsible for attorneys' fees in addition to the $10.00 per share. The court has the option of approving, disapproving, or altering the settlement. A trial date is set for June 1, 2000. If the settlement is not approved, the Company intends to vigorously defend this matter.

    Anthony Yohe v. Video Stream International, Inc., et al.  This action was filed in United States District Court, Central District of California in July 1999 and purports to be a class action on behalf of certain shareholders of the Company. Mr. Yohe, who is currently the only named plaintiff, was the principal of Grey Venture Capital, which conducted a private placement for the Company's TechnoVision subsidiary, and is the subject of the Lam & Kees matter discussed above. The lawsuit arises out of the Company's exchange offer to TechnoVision shareholders that took place in June through August 1998. In the lawsuit Mr. Yohe alleges 10 causes of action against the Company, TechnoVision and certain officers and directors of each, including: unregistered securities; control personal liability; violation of section 10(b) of the Securities and Exchange Act of 1934; violation of section 20(a) of the Securities and Exchange Act of 1934; fraud; material misrepresentations; management principals materially aiding personnel; management personnel materially assisting persons; negligent misrepresentation; and negligence. The Complaint seeks cancellation of the exchange offer, or in the alternative damages, interest and attorneys' fees. While the complaint was originally filed in July 1999, the plaintiff has only recently served the First Amended Complaint on the Company and other defendants. The Company intends to vigorously defend this matter.

NOTE 9—SHAREHOLDERS' EQUITY

  Preferred Stock

    The Company has 1,000,000 authorized shares of non-voting preferred stock with a $1 par value. The preferred stock may be issued in series, from time to time, with such designations, rights, preferences, and limitations as the Board of Directors may determine by resolution. The Company had no preferred stock issued and outstanding at December 31, 1999 and 1998.

  Common Stock

    During the period from February 7, 1997 (inception) to December 31, 1997, the Company received $100,000 for the subscription of 500,000 shares of common stock that were issued in 1998. In addition, the Company received $90,000 related to the subscription of 900,000 shares of common stock at $1 per share that were issued in 1998. The Company received the remaining $791,000, net of offering costs of $19,000, related to this sale of stock during June 1998 and issued the shares during September 1998.

    During the year ended December 31, 1998, the Company received $74,375 related to the subscription of 17,500 shares of common stock. These shares were issued during the year ended December 31, 1999. The Company also issued 25,000 shares of common stock as payment for services rendered by a third party valued at $89,050.

    During the year ended December 31, 1999, the Company completed the following transactions:

  •
  Issued 4,111,698 shares of common stock for proceeds of $20,705,063, net of offering costs of $199,971.

  •
  Converted a note payable to a related party for $244,460 into 47,059 shares of common stock.

  •
  Issued 15,000 shares of common stock as a pre-payment for software license fees valued at $39,375.

  •
  Issued 6,000 shares of common stock to purchase additional shares of TechnoVision.

  •
  Received $181,140 as payment upon the exercise of stock options for 111,740 shares of common stock.

  •
  Issued 201,000 shares of common stock as payment for services rendered valued at $2,010,000 pursuant to employment agreements.

  •
  Issued 5,110 shares of common stock for services rendered by consultants valued at $51,100.

  •
  Paid $40,000 to repurchase 2,500 shares of common stock which were then cancelled.

  Stock Options

    During the year ended December 31, 1999, the Company granted 210,000 non-qualified stock options to four individuals for advisory services to be rendered over the next three to four years. The options vest 25% upon grant and 25% each over the next three years. Since no dollar amount was agreed upon for the services to be rendered, the options were valued using the Black-Scholes option pricing model. Since there is no market for the Company's options and the options are not freely tradable, the value arrived at using the pricing model was discounted by 25%. In addition, expense was recorded only for those options that were vested. Compensation expense of $223,000 was recorded by the Company during the year ended December 31, 1999 for the vested portion of these options. These options are excluded from the valuation calculated below.

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

NOTE 9—SHAREHOLDERS' EQUITY (Continued)

    In February 1999, the Company adopted the 1999 Stock Option Plan (the "1999 Plan"). Under the terms of the 1999 Plan, the aggregate number of shares that may be issued pursuant to the exercise of options initially granted will not exceed 1,500,000. All other terms and conditions of the 1999 Plan are the same as the 1997 Plan.

    The following summarizes the stock options transactions under the stock option plans:

	Stock Options Outstanding	Weighted-Average Exercise Price
Outstanding, December 31, 1997	—	$—
Granted	1,228,675	2.18
Forfeited	(2,800)	3.06

Outstanding, December 31, 1998	1,225,875	2.17
Granted	1,552,375	9.32
Forfeited	(30,900)	9.82
Exercised	(111,740)	1.62

Outstanding, December 31, 1999	2,635,610	6.31

Exercisable, December 31, 1999	1,740,985	7.82

    The weighted-average remaining contractual life of the options outstanding at December 31, 1999 is 8.95 years. The exercise prices for the options outstanding at December 31, 1999 ranged from $1.13 to $16.62, and information relating to these options is as follows:

Range of Exercise Prices	Stock Option Outstanding	Stock Options Exercisable	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price of Options Outstanding	Weighted-Average Exercise Price of Options Exercisable
$1.13-10.50	2,519,610	1,709,985	8.99 years	$5.94	$5.47
$10.51-16.62	116,000	31,000	9.53 years	$14.71	$13.70

	2,635,610	1,740,985

    The Company has adopted only the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." It applies Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock and options issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under its plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the years ended December 31, 1999 and 1998:

	1999	1998
Net loss
As reported	$(13,594,790)	$(4,077,616)
Pro forma	$(16,789,594)	$(5,043,339)
Basic loss per common share
As reported	$(0.74)	$(0.33)
Pro forma	$(0.92)	$(0.41)

    The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 1999 and 1998: dividend yields of 0% and 0%, respectively; expected volatility of 70% and 75%, respectively; risk-free interest rates of 6.1% and 5.5%, respectively; and expected lives of two years and two years, respectively. The weighted-average fair value of options granted during the years ended December 31, 1999 and 1998 was $4.71 and $0.79, respectively.

    For options granted during the years ended December 31, 1999 and 1998 where the exercise price equaled the stock price at the date of the grant, the weighted-average fair value of such options was $4.74 and $1.22, respectively, and the weighted-average exercise price of such options was $9.33 and $3.06, respectively. For options granted during the years ended December 31, 1999 and 1998 where the exercise price exceeded the stock price at the date of the grant, the weighted-average fair value of such options was $2.64 and $0.63, respectively, and the weighted-average exercise price of such options was $6.67 and $1.85, respectively. For options granted during the year ended December 31, 1999 where the exercise price was less than the stock price at the date of the grant, the weighted-average fair value of such options was $5.17, and the weighted-average exercise price of such options was $10.70. No options were issued during the year ended December 31, 1998 where the exercise price was less than the stock price at the date of the grant.

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

NOTE 10—INCOME TAXES

    The tax effects of temporary differences that give rise to deferred taxes at December 31 are as follows:

	1999	1998
Deferred tax assets
Canadian net operating loss carryforwards	$300,409	$291,896
United States net operating loss carryforwards	10,707,796	1,473,365
Other	90,133	—

Total gross deferred tax assets	11,098,338	1,765,261
Less valuation allowance	11,098,338	1,765,261

Net deferred tax assets	$—	$—

    The valuation allowance increased by $9,333,077 and $1,631,047 during the years ended December 31, 1999 and 1998, respectively. All other deferred tax assets were immaterial. No provision for income taxes for the years ended December 31, 1999 and 1998 is required, except for minimum state taxes, since the Company incurred losses during such years. As December 31, 1999, the Company had approximately $12,000,000 in federal net operating loss carryforwards and $700,000 in Canadian net operating loss carryforwards attributable to losses incurred since the Company's inception that may be offset against future taxable income through the year 2019.

    Income tax expense was $0 and differs from the amounts computed by applying the United States federal income tax rate of 34% to loss before income taxes as a result of the following:

	1999	1998
Computed "expected" tax benefit	$(4,622,229)	$(1,386,389)
Increase in income taxes resulting from
Canadian income taxes	87,444	(23,653)
Goodwill	259,970	—
Impairment of furniture and equipment	(164,349)	—
Change in the beginning-of-the-year balance of the valuation allowance for deferred tax assets allocated to income tax expense	4,803,078	1,631,047
State income taxes	(378,737)	(221,005)
Other	14,823	—

Total	$—	$—

NOTE 11—RELATED PARTY TRANSACTIONS

    During the years ended December 31, 1999 and 1998, the Company paid $0 and $46,523, respectively, to an officer/director for consulting services rendered and had an account payable to the officer/director for $1,054 and $110,487 at December 31, 1999 and 1998, respectively.

    At December 31, 1999, the Company had a prepaid expense and other assets of $19,173 from a company whose principal shareholder is a former shareholder/officer of VSI.

    During the years ended December 31, 1999 and 1998, the Company paid $0 and $16,324, respectively, to a shareholder/officer for consulting services related to research and development.

    Prior to the Company's acquisition of TechnoVision, the Company paid TechnoVision approximately $133,000 for certain cost reimbursements and loaned TechnoVision approximately $70,000.

    During the years ended December 31, 1999 and 1998, the Company had sales of $128,090 and $0, respectively, to a company whose principal owner is a current director of the Company. At December 31, 1999, the Company had an account receivable of $17,560 from this company.

NOTE 12—YEAR 2000 ISSUE

    The Company has completed a Year 2000 compliance program of its computer system to identify all software applications that could be affected by the inability of many existing computer systems to process time-sensitive data accurately beyond the year 1999, referred to as the Year 2000 or Y2K issue. Total expenditures on the program were not material to the Company's financial position and results of operations. As of February 15, 2000, the Company has not experienced any Year 2000 problems either internally or from outside sources.

NOTE 13—SUBSEQUENT EVENTS

    Subsequent to December 31, 1999, the Company paid $700,000 as settlement for certain capital lease obligations.

PART III

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

    Information regarding directors and executive officers of the Company will appear in the Proxy Statement for the Annual Meeting of Stockholders and is incorporated herein by this reference. The Proxy Statement will be filed with the SEC on or about April 10, 2000.

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

III-1

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits:

Exhibit No.	Description
3.1	Articles of Incorporation, as amended.(1)
3.2	Bylaws, as amended.(1)
10.1	Asset Purchase Agreement with Interactive Solutions Group dated July 31, 1998.(2)
10.2	Agreement and Plan of Merger with Design Analysis Associates, Inc. dated September 30, 1998.(3)
10.3	Agreement and Plan of Corporate Reorganization and Separation dated December 18, 1998.(3)
10.4.1	Employment Agreement with Mr. Cox.(2)
10.4.2	Employment Agreement with Mr. Fann.(2)
10.4.3	Employment Agreement with Mr. Holcomb.(2)
10.4.4	Employment Agreement with Mr. Mercer.
10.4.5	Employment Agreement with Mr. McGee.
10.5.1	1997 Employee Stock Option Plan.(2)
10.5.2	1999 Employee Stock Option Plan.(4)
10.6.1	MENTAT Agreement.(2)
10.6.2	Infinop Licensing Agreement.(2)
10.7.1	Apple Direct Value Added Reseller U.S. Sales Agreement.(3)
10.8	Alliance Leasing Asset Purchase Agreement.
11	Statement re Computation of Earnings Per Share.(2)
21	Subsidiaries of the Registrant.(3)
23.1	Auditors Consent Letter
27	Financial Data Schedule

(1)
Incorporated by reference to the Company's Definitive Proxy Statement filed in connection with its 1999 Annual Meeting of Shareholders on May 3, 1999.
(2)
Incorporated by reference to the Company's Registration Statement on Form 10-SB (25115) filed on November 25, 1999.
(3)
Incorporated by reference to the Company's Pre-Effective Amendment No. 1 to Form 10-SB filed on January 22, 1999.
(4)
Incorporated by reference to the Company's Annual Report on Form 10-KSB filed on March 30, 1999.

    (b) Reports on Form 8-K:

    During the quarter ended December 31, 1999, the Company filed two reports on Form 8-K. The first report, filed on November 23, 1999 announced the settlement of certain litigation that had been brought against the Company, its TechnoVision subsidiary and certain directors and officers of each. The second report, filed on December 13, 1999, announced the addition of Mr. Lawrence Lacerte to the Board of Directors.

III-2

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 17, 2000	TERAGLOBAL COMMUNICATIONS CORP.
	By:	/s/ FREDERICK C. MCGEE Frederick C. Mcgee, Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID FANN David Fann	Chairman Of The Board And Chief Executive Officer	March 17, 2000
/s/ PAUL COX Paul Cox	Director And President	March 17, 2000
/s/ GRANT K. HOLCOMB Grant K. Holcomb	Director And Chief Technical Officer	March 17, 2000
/s/ JOHN F.A.V. CECIL John F.A.V. Cecil	Director	March 17, 2000
/s/ LAWRENCE LACERTE Lawrence Lacerte	Director	March 17, 2000
/s/ WILLIAM O. MCCOY William O. McCoy	Director	March 17, 2000

III-3

QuickLinks

PART I
PART II
TERAGLOBAL COMMUNICATIONS CORP. INDEX TO FINANCIAL STATEMENTS
SIGNATURES