Form 10QSB
period 2000-03-31
TERAGLOBAL COMMUNICATIONS CORP
filed 2000-05-15
CIK 1071876

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


       [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000.

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

       FOR THE TRANSITION PERIOD FROM ________________ TO _______________.

                         COMMISSION FILE NUMBER 0-25115


                         TERAGLOBAL COMMUNICATIONS CORP.

        (Exact name of small business issuer as specified in its charter)

             DELEWARE                                    33-0827963
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 8, 2000, 19,855,663 shares of the issuer's common stock were outstanding.

Transitional Small Business Disclosure Format (Check One): [ ] Yes  [X] No

                TERAGLOBAL COMMUNICATIONS CORP. AND SUBSIDIARIES
                 FORM 10-QSB FOR THE PERIOD ENDED MARCH 31, 2000


                                                                                                     Page
                                                                                                     ----
COVER PAGE                                                                                             1

INDEX                                                                                                  2

PART I. FINANCIAL INFORMATION                                                                          3

           ITEM 1. Financial Statements

                 Consolidated Balance Sheets as of March 31, 2000 (unaudited) and December             3
                 31, 1999 (audited)

                 Consolidated Statement of Operations - Three Months Ended March 31, 2000              5
                 and March 31, 1999 (unaudited)

                 Consolidated Statements of Cash Flows - Three Months Ended March 31, 2000             6
                 and March 31, 1999 (unaudited)

                 Notes to Condensed Consolidated Financial Statements - March 31, 2000                 8

           ITEM 2. Management's Discussion and Analysis of Financial Condition and Results            11
           of Operations

PART II.  OTHER INFORMATION                                                                           15

           ITEM 1. Legal Proceedings                                                                  15

           ITEM 2. Change in Securities                                                               15

           ITEM 3. Defaults upon Senior Securities                                                    15

           ITEM 4. Submission of Matters to a Vote of Security Holders                                15

           ITEM 5. Other Information                                                                  15

           ITEM 6. Exhibits and Reports on Form 8-K                                                   15

SIGNATURES                                                                                            15


TeraGlobal, TeraMedia, TeraConference and Unified Computing and
Communications Architecture are trademarks of TeraGlobal Communications Corp.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                                                 TERAGLOBAL COMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED BALANCE SHEET
                                MARCH 31, 2000 (UNAUDITED) AND DECEMBER 31, 1999

--------------------------------------------------------------------------------


                                                  ASSETS
                                                                                  March 31,          December 31,
                                                                                    2000                 1999
                                                                           ------------------    ------------------
                                                                                 (Unaudited)
CURRENT ASSETS
     Cash                                                                  $        3,721,633    $        7,893,036
     Accounts receivable                                                              124,309               208,115
     Notes receivable-related parties                                                 412,602               370,095
     Inventory                                                                        173,303               171,940
     Prepaid expenses and other current assets, including $23,592
         and $19,173, respectively, to related parties                                139,686               274,512
                                                                           ------------------    ------------------

              Total current assets                                                  4,571,533             8,917,698



FURNITURE AND EQUIPMENT, net                                                        2,587,359             2,222,265
EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED,
      net of accumulated amortization of $1,685,280 at
      March 31, 2000 (unaudited) and $1,494,374 at
      December 31, 1999                                                             2,146,611             2,329,715
OTHER ASSETS                                                                          500,000               500,000
                                                                           ------------------    ------------------

TOTAL ASSETS                                                               $        9,805,203    $       13,969,678
                                                                           ==================    ==================


                                                 TERAGLOBAL COMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED BALANCE SHEET (CONTINUED) MARCH 31, 2000 (UNAUDITED) AND DECEMBER 31, 1999

--------------------------------------------------------------------------------


                                  LIABILITIES AND SHAREHOLDERS' EQUITY



                                                                                  March 31,          December 31,
                                                                                    2000                 1999
                                                                           ------------------    ------------------
                                                                                 (Unaudited)
CURRENT LIABILITIES
     Accounts payable, including $0 to related parties at
         March 31, 2000 (unaudited) and $1,054 at
         December 31, 1999                                                 $        1,323,770    $        1,763,489
     Short-term loans                                                                  68,799                67,865
     Accrued vacation                                                                 162,972               124,604
     Accrued expenses                                                                 127,672               102,009
     Convertible promissory notes - current                                           475,000               475,000
     Current portion of capitalized lease obligations                                   1,948               708,636
                                                                           ------------------    ------------------

         Total current liabilities                                                  2,160,161             3,241,603
                                                                           ------------------    ------------------



SHAREHOLDERS' EQUITY
     Preferred stock, $1.00 par value, non-voting
         1,000,000 shares authorized
         no shares issued and outstanding                                                  --                    --
     Common stock, $0.001 par value
         200,000,000 shares authorized
         19,701,113 shares issued and outstanding at December 31, 1999
         19,854,663 shares issued and outstanding at March 31, 2000                    19,855                19,701
     Additional paid-in capital                                                    29,904,522            28,800,519
     Accumulated deficit                                                          (22,237,188)          (18,063,886)
     Other comprehensive loss                                                         (42,147)              (28,259)
                                                                           ------------------    ------------------
               Total shareholders' equity                                           7,645,042            10,728,075
                                                                           ------------------    ------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $        9,805,203    $       13,969,678
                                                                           ==================    ==================


     See accompanying notes to condensed consolidated financial statements.

                                                 TERAGLOBAL COMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTHS ENDING MARCH 31, 2000 AND 1999 (UNAUDITED)

--------------------------------------------------------------------------------


                                                                                  FOR THE 3 MONTHS          FOR THE 3 MONTHS
                                                                                  ENDING MARCH 31,          ENDING MARCH 31,
                                                                                        2000                     1999
                                                                               -----------------------------------------------
NET SALES                                                                      $            106,548      $             87,485

COST OF SALES                                                                                68,132                    40,959
                                                                               ---------------------     ---------------------

GROSS PROFIT                                                                                 38,416                    46,526
                                                                               ---------------------     ---------------------

OPERATING EXPENSES

               General and administrative                                                 2,827,167                 1,022,677
               Sales and marketing                                                          308,038                    26,760
               Research and development                                                   1,148,658                 1,332,172

                                                                               ---------------------     ---------------------
                   Total operating expenses                                               4,283,863                 2,381,609
                                                                               ---------------------     ---------------------

LOSS FROM OPERATIONS                                                                     (4,245,447)               (2,335,083)
                                                                               ---------------------     ---------------------

OTHER INCOME (EXPENSES)
               Interest income                                                               83,781                     6,438
               Interest expense                                                             (11,635)                 (117,004)

                                                                               ---------------------     ---------------------
               Total other income (expense)                                                   72,146                 (110,566)
                                                                               ---------------------     ---------------------

NET LOSS                                                                       $          (4,173,301)    $         (2,445,649)
                                                                               =====================     =====================

BASIC LOSS PER COMMON SHARE                                                    $               (0.21)    $              (0.14)
                                                                               =====================     =====================

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING                                                19,721,835               16,874,065
                                                                               =====================     =====================



     See accompanying notes to condensed consolidated financial statements.

                                                 TERAGLOBAL COMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999 (UNAUDITED)

--------------------------------------------------------------------------------


                                                                                       THREE MONTHS ENDED MARCH 31,
                                                                                ----------------------------------------

                                                                                       2000                  1999
                                                                                -------------------    -----------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
                Net loss                                                        $        (4,173,301)   $      (2,445,649)
                Adjustments to reconcile net loss to net cash used in
                  Operating activities
                     Stock issued for services rendered                                   1,051,125                   --
                     Depreciation                                                           221,184              127,701
                     Amortization of goodwill                                               190,905              190,905
                (Increase) decrease in
                     Accounts receivable                                                     83,806              (61,466)
                     Prepaid expenses and other current assets                              134,826              (87,038)
                     Inventory                                                               (1,364)               8,253
                Increase (decrease) in
                     Accounts payable                                                      (439,721)             (66,619)
                     Accrued expenses                                                        64,031              (20,337)
                                                                                -------------------    -----------------

                Net cash used in operating activities                                    (2,868,509)          (2,354,252)
                                                                                -------------------    -----------------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
                Purchase of furniture and equipment                                        (586,277)             (70,356)
                Notes receivable - related parties                                          (42,507)             (20,000)
                                                                                -------------------    -----------------

                Net cashed used in investing activities                                    (628,784)             (90,356)
                                                                                -------------------    -----------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
                Payment of short-term loans                                                     934                 (627)
                Payment of note payable - related party                                          --              (96,508)
                Payment of capital lease obligations                                       (706,688)              (5,339)
                Proceeds from note payable-related party                                         --               50,000
                Payment of convertible promissory notes                                          --             (650,000)
                Proceeds from issuance of common stock, net of fees                              --            6,748,394
                Proceeds from exercise of stock options                                      45,533               40,650
                                                                                -------------------    -----------------

                Net cashed provided (used) by financing activities                         (660,221)           6,086,570
                                                                                -------------------    -----------------


     See accompanying notes to condensed consolidated financial statements.

                                                 TERAGLOBAL COMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                  FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999 (UNAUDITED)


CUMULATIVE TRANSLATION ADJUSTMENT                                                         (13,889)                     -

                Net increase (decrease) in cash and cash equivalents                   (4,171,403)             3,641,962

CASH AND CASH EQUIVALENTS., BEGINNING OF PERIOD                                          7,893,036                48,524

                                                                                -------------------    -----------------
CASH AND CASH EQUIVALENTS., END OF PERIOD                                       $        3,721,633     $       3,690,486
                                                                                ==================     =================


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the three months ended March 31, 2000, the Company issued 7,500 shares of common stock valued at $7,500 as payment for the acquisition of additional shares of TechnoVision Communications, Inc. The TechnoVision Communications, Inc. shares were tendered pursuant to the Company's exchange offer which was consummated on August 10,1998; however, the Company's shares were never issued at the time of the exchange offer.


     See accompanying notes to condensed consolidated financial statements.

                                                 TERAGLOBAL COMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2000

--------------------------------------------------------------------------------




NOTE 1 - BASIS OF PRESENTATION

         The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

         The consolidated financial statements include the accounts of TeraGlobal Communications, Corp. (the "Company"), and its wholly owned subsidiaries, TeraGlobal Communications (Canada), Corp. and TGC Acquisition Inc. In addition, the accounts of TechnoVision Communications, Inc., the Company's 99.2% owned subsidiary are consolidated. All material inter-company balances and transactions have been eliminated in the consolidation.




NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         MINORITY INTEREST

         The accompanying consolidated balance sheet as of March 31, 2000 does not reflect a minority interest liability because TechnoVision, on a stand-alone basis, had a shareholders' deficit as of that date. The accompanying consolidated statements of operations for the three months ended March 31, 2000, and three months ended March 31, 1999, do not reflect the minority interest's share of TechnoVision's losses for said periods because the related accrual would result in the Company's recording of a minority interest receivable.




NOTE 3 - NOTE RECEIVABLE - RELATED PARTY

         During the three months ended March 31, 2000 the Company loaned $42,507 to certain officers and directors of the Company. The promissory notes are unsecured, payable on demand, and bear interest at the minimum applicable rate.

                                                 TERAGLOBAL COMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2000

--------------------------------------------------------------------------------



NOTE 4 - FURNITURE AND EQUIPMENT

         Furniture and equipment consisted of the following:


                                                              March 31,2000             December 31, 1999
                                                                (Unaudited)

         Furniture and Fixtures                                 $  425,696                  $  358,886
         Office Equipment                                        1,052,228                     910,119
         Computer Equipment                                      2,422,382                   2,045,023
                                                                ----------                  ----------
                                                                 3,900,306                   3,314,028
         Less Accumulated Depreciation                           1,312,947                   1,091,764
                                                                ----------                  ----------
         TOTAL                                                  $2,587,359                  $2,222,265
                                                                ==========                  ==========


         Depreciation expense for the three months ended March 31, 2000 and the year ended December 31, 1999 was $221,184 and $669,553, respectively. Depreciation for the first quarter of 2000 includes amounts related to network infrastructure equipment and computers that are revenue generating. As such, depreciation related to those assets, $23,484 has been charged to cost of sales. The remaining $197,700 is expensed as a general and administrative expense.



NOTE 5 - COMMITMENTS AND CONTINGENCIES

         Leases

         The Company's TechnoVision subsidiary had entered into certain non-cancelable capital leases for computers and software. The Company entered into an agreement with the bankruptcy trustee for the leasing company to purchase those assets in December 1999. The Company paid $700,000 in January 2000 to consummate that purchase.



NOTE 6 - SHAREHOLDERS' EQUITY

         Common Stock

         During the three months ended March 31, 2000 the Company issued 127,000 shares of common stock for services rendered by employees and an officer of the Company valued at $1,051,125.

         During the three months ended March 31, 2000, the Company received $45,533 in connection with the exercise of stock options for an aggregate of 19,050 shares of common stock.

         During the three months ended March 31, 2000, the Company issued 7,500 shares of common stock valued at $7,500 as payment for the acquisition of additional shares of TechnoVision Communications, Inc.

                                                 TERAGLOBAL COMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2000

--------------------------------------------------------------------------------


         Stock Option Plan

         During the three months ended March 31, 2000 the Company granted 13,500 options under its 1997 Stock Option Plan (the "1997 Plan") at exercise prices ranging from $8.87 to $10.94 per share to certain employees.

         Additionally, the Company granted 225,000 options under its 1999 Stock Option Plan (the "1999 Plan") at exercise prices ranging from $7.13 to $8.56 per share to certain employees, and an additional 75,000 options were granted to certain Directors of the Company at an exercise price of $8.56 per share.

         Employees exercised 19,050 options during the same time period.

         The following schedule summarizes the stock options transactions:



                                                             Stock Options             Weighted Average
                                                              Outstanding               Exercise Price
                                                         --------------------------------------------------
                 Outstanding, December 31, 1999                    2,635,610        $                 6.31

                            Granted                                  313,500        $                 8.67
                            Forfeited                                (69,500)       $                 8.99
                            Exercised                                (19,050)       $                 2.39
                                                         --------------------       -----------------------

                 Outstanding, March 31, 2000                       2,860,560        $                 6.45
                                                         ====================       =======================

                 Exercisable, March 31, 2000                       1,945,060
                                                         ====================




NOTE 7 - SUBSEQUENT EVENTS


         Subsequent to March 31, 2000 the Company granted 22,000 options under the 1997 Plan at exercise prices ranging from $5.56 to $7.50 per share to certain employees.

         Subsequent to March 31, 2000 the Company issued 1,000 shares of common stock in connection with the exercise of stock options for proceeds of $1,500.00.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE MATTERS DISCUSSED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND OTHER SECTIONS OF THIS REPORT CONTAIN FORWARD-LOOKING STATEMENTS THAT ARE BASED ON CURRENT EXPECTATIONS, ESTIMATES, FORECASTS AND PROJECTIONS ABOUT THE COMPANY AND THE INDUSTRY IN WHICH IT OPERATES. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES AND ARE NOT GUARANTEES OF FUTURE PERFORMANCE. FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS CONCERNING ANTICIPATED TRENDS IN REVENUES AND NET INCOME, THE DATE OF INTRODUCTION OR COMPLETION OF THE COMPANY'S PRODUCTS, PROJECTIONS CONCERNING THE LEVEL AND NATURE OF COMPETITION, THE ADEQUACY OF EXISTING STAFF AND INFRASTRUCTURE TO SUSTAIN OPERATIONS AND PROJECTIONS CONCERNING THE ADEQUACY OF CASH FLOW. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS BASED ON A NUMBER OF FACTORS INCLUDING THOSE SET FORTH UNDER "FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION" BELOW AND MORE COMPLETELY IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. THE FOLLOWING DISCUSSION OF THE COMPANY'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND THE RELATED NOTES THERETO APPEARING ELSEWHERE IN THIS REPORT.

OVERVIEW

         TeraGlobal Communications Corp. is a communications technology company. It commenced operations in this business in February 1997. Since that time, the Company has devoted substantially all of its resources to the development of a Unified Computing and Communications Architecture--a next generation network that combines the functionality of data networks with traditional communication networks, such as the telephone and video collaboration, over a single infrastructure. TeraGlobal has also developed its TeraMedia service to take advantage of that network design to deliver real-time interactive communications and collaboration solutions, including voice, video and data.

         In July 1998, the Company acquired all of the membership interests of ISG Acquisition LLC, a Delaware limited liability company, and with that substantially all of the assets of Interactive Solutions Group, Inc., a North Carolina corporation, for $251,000. In August 1998, the Company completed a successful exchange offer acquiring 99% of the outstanding stock of TechnoVision Communications, Inc., a Georgia corporation, ("TechnoVision") for an aggregate of 3,563,506 shares. In a transaction completed in December 1998, the Company completed the acquisition of Design Analysis Associates, Inc., a Utah corporation, in exchange for an aggregate of 250,000 shares of stock. Each of these acquisitions was accounted for on a purchase method of accounting.

         The Company's financial statements consolidate the information relating to its subsidiaries, including TechnoVision. At the time it was acquired, TechnoVision was generating revenue from the sale of hardware based videoconferencing products. Consequently financial statements for 1999 include revenue from TechnoVision. Substantially all of the revenues and costs of goods sold by the Company in the 1999 period relate to sales of TechnoVision's TeraConference product. Conversely substantially all of the revenues and costs of goods sold in 2000 relate to sales of the Company's TeraMedia service under Service Agreements.

            Commencing in late 1998 and early 1999, the Company worked with a group of early adopters on beta versions of the TeraMedia service. The first commercial version of service was launched in September 1999 at Motorola's Horizons '99 Analyst Conference. The Company will release version 2.0 of the TeraMedia service in May 2000, with enhanced reliability, robustness and market oriented features.

         During the first quarter of 2000, the Company continued its sales efforts on direct and indirect sales focusing on the government, education and entertainment markets. However, it did not secure significant sales of the TeraMedia service during the quarter. The primary emphasis during this time was to solidly institute the transition from development to sales, confirm product definition and marketability in respective market segments through trade show participation, and to establish the processes, infrastructure, and sales personnel to successfully conduct and support sales.

         The Company is continuing to generate significant leads, and has established contact with several potential channel partners. It is developing Value Added Reseller programs for specific vertical markets. It actively recruited experienced sales personnel to its direct sales staff, and will continue to do so for the foreseeable future. It has negotiated with additional carriers to reduce the cost of connectivity for the customers. It has revised its business models to also address those markets where customers already own a high-speed network, thereby broadening its product line.

The Company believes that these efforts will enable it to secure purchases from early adopters within its target markets, and to use the feedback from those customers to shape the product offerings for specific vertical markets for the future.



RESULTS OF OPERATIONS



         The following table sets forth the selected unaudited quarterly results of operations for the three months ending March 31, 2000 and March 31, 1999.



BALANCE SHEET DATA:
                                               MARCH 31, 2000          MARCH 31, 1999
                                                (UNAUDITED)             (UNAUDITED)
                                            ---------------------   ----------------------
Cash and cash equivalents                           $3,721,633               $3,690,484
Furniture and equipment, net                         2,587,359                1,037,005
Total assets                                         9,805,203                8,496,954
Current liabilities                                  2,160,161                2,035,842
Total Shareholders' Equity                           7,645,042                5,563,058



STATEMENTS OF OPERATIONS DATA:              THREE MONTHS ENDING      THREE MONTHS ENDING
                                               MARCH 31, 2000          MARCH 31, 1999
                                                (UNAUDITED)              (UNAUDITED)
                                            ---------------------   ----------------------
Sales                                              $    106,548                   87,485
Cost of Sales                                            68,132                   40,959

General and administrative                            2,827,167                1,022,677
Research and development                              1,148,657                1,332,172

Net Loss                                           $ (4,173,301)            $ (2,445,649)

Basic loss per common share                        $      (0.21)            $      (0.14)

Weighted average common shares
Outstanding                                          19,721,835               16,874,065


FIRST QUARTER 2000 COMPARED TO FIRST QUARTER 1999.

         SALES. Sales for the three months ended March 31, 2000, were $106,548 compared to $87,485 in the three months ended March 31, 1999, an increase of 25%.

         Sales for the first quarter of 1999 were exclusively attributable to the TeraConference product by the Company's Technovision subsidiary. Sales for the first quarter of 2000 were exclusively attributable to the Company's sale of TeraMedia, consisting of revenues generated from existing service contracts with early adopters and one time sales of TeraMedia related hardware.

         COST OF SALES. Cost of sales for the period ended March 31, 1999 was $40,959, resulting in a gross margin of 53% for the period, and were related to sales of TeraConference by the Company's TechnoVision subsidiary. TeraConference is a hardware-based solution with third party components integrated into a video conferencing solution. The Company does not expect demand for the TeraConference product to increase or expect that it will significantly contribute to revenues or cost of sales in the future. Cost of sales for the period ended March 31, 2000 was $68,132, resulting in a gross margin of 36% for the period. This was associated primarily with charges for services rendered under service agreements.

         Cost of sales is expected to vary from period to period based on a number of factors. First, the Company sells products and services under several pricing models: software licenses, service contracts, service with network included, and service with network and hardware included. Cost of sales will vary widely depending upon the mix of products and services sold in any period. Second, the Company deploys network infrastructure at the inception of a service contract. To the extent that the infrastructure is not fully saturated at inception, cost of sales will decline as more users are placed on the network. Third, the Company's software solutions include licensed software from third parties. Those licenses generally carry a royalty fee, which is front end loaded. The fee per unit declines as additional units are sold. As a result cost of sales associated with licensing fees will decline as additional units are sold.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses were $2,827,167 for the three months ended March 31, 2000, compared to $1,022,677 for the three months ended March 31, 1999, an increase of $1,804,490, or 176%.

         The increase is primarily attributable to expanded facilities and an increase in personnel. Legal expenses increased from $136,142 for the three months ended March 31, 1999 to $164,968 for the three months ended March 31, 2000, an increase of 21%. Additionally, in March of 2000 there was a one-time non-cash charge of $1,034,375 due to the issuance of stock to certain officers and employees of the Company. Other non-cash charges include depreciation expense of $197,700 for the period ended March 31, 2000 compared to $127,700 for the period ended March 31, 1999.

         RESEARCH AND DEVELOPMENT. Research and Development expenses were $1,148,657 for the three months ended March 31, 2000, as compared to $1,332,172 for the three months ended March 31, 1999, a decrease of $183,515, or 13%.

         Research and development expenses are comprised principally of network, equipment and software expenses to support the research and development efforts and salaries for engineers. The decline in research and development expenses from the prior period is the result of decreased expenditures for network, equipment and software expenses, as the Company has established its core infrastructure needs for its current development efforts.

         The Company views its technological strength as a key to its success and will continue to pursue research and development efforts. However research and development expenses as a percentage of total revenues or operating expenses is expected to decline going forward because of the transition to a product-oriented operating company. As TeraMedia and other products are finalized, development efforts aimed at refining the product or supporting access to specific vertical markets will be charged to general and administrative expenses.

         SALES AND MARKETING. Sales and marketing expenditures were $308,038 in the three months ended March 31, 2000, as compared to $26,760 in the three months ended March 31, 1999, an increase of $281,278 or 1,051%.

         Personnel in sales and marketing activities grew from two in the three months ended March 31, 1999 to six in the three months ended March 31, 2000. Also, a significant portion of the increase was due to the attendance at several tradeshows and industry events where the TeraMedia Service was showcased. This included attending the AFCEA tradeshow and DODIIS Symposium, focused on government and department of defense contractors, Gartner Group, a tradeshow targeted to industry leaders and StarCom, an event for local industry leaders.

         Selling expenses are expected to increase significantly in connection with the rollout of the TeraMedia product group and significant efforts to build brand awareness, identify sales opportunities, and increase sales staff.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2000 the Company had cash and cash equivalents totaling $3,721,633, with a working capital surplus of $2,411,372.

         For the three months ended March 31, 2000, net cash used in operating activities was $2,868,509. The Company also made capital expenditures of $628,784. Of this, $120,620 was invested in revenue generating TeraMedia Network deployments, bringing the total base of revenue generating assets to $347,939. This equipment is depreciated over the life of the service contract and the associated depreciation is charged directly to cost of sales. The acquisition of computers for infrastructure development and furniture and equipment purchases associated with the expansion of the Company's Utah and Massachusetts offices totaled $465,657. The Company also used a net of $660,221 in financing transactions, the result of a favorable settlement with the trustee for the leasing company of certain non-cancelable leases requiring a one-time payment of $700,000. The Company also received $45,533 in connection with the exercise of stock options for an aggregate of 19,050 shares of common stock.

         The Company expects cash flows from operating activities to be negative over the next six months with spending continuing for sales, marketing, and product development. The Company believes available cash and anticipated operating revenue together with proceeds from financing proposals that it has received from institutional investors will be sufficient to fund the Company's operations for at least the next year. If the Company does not receive sufficient orders by the end of the second quarter of 2000, the Company may scale back all non-essential operations in order to conserve its cash position. The Company is evaluating options regarding debt or equity financing as presented in the financing proposals. No assurances can be given as to the timing or terms of such financing or whether a financing will occur at all.

         The Company does not have any long-term debt. The Company is continuing to discuss lease financing and working capital line of credit arrangements with commercial lenders. To date, the Company has not entered into any new arrangements and no assurances can be given that the Company will secure commercial financing under terms that are acceptable to it.

SUBSEQUENT EVENTS

         Commencing May 12, 2000, the Company's common stock began trading on the NASDAQ National Market. The Company believes that listing on this Market will enhance its visibility within the investment community and financial media.

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

         Potential risks and uncertainties that could affect the Company's future operating results and financial condition include, among other things, continued competitive pressures in the marketplace and the effect of any reaction by the Company to such competitive pressures; the availability of key components on terms acceptable to the Company; the Company's ability to deliver products and services at a certain price point in the marketplace; the Company's ability to supply products free of latent defects or other faults; the Company's ability to make timely delivery to the marketplace of technological innovations, including its ability to continue to make timely delivery of planned enhancements to the current TeraMedia Service and timely delivery of future versions of the TeraMedia Service; the availability of third-party software for particular applications; and the Company's ability to attract, motivate and retain key employees.

         For a discussion of these and other factors affecting the Company's future results and financial condition, see "Item 6 Management's Discussion and Analysis - Risk Factors That May Affect Operating Results" in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is a party to certain litigation matters as described in its Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999. The following information updates the disclosure in that report.

         ANTHONY YOHE V. VIDEO STREAM INTERNATIONAL, INC., ET AL. The Annual Report discloses that Mr. Yohe has alleged 10 causes of action against the Company, its TechnoVision subsidiary and certain officers and directors of each arising out of a private placement of TechnoVision common stock and the Company's subsequent exchange offer for Technovision common shares, including: unregistered securities; control personal liability; violation of section 10(b) of the Securities and Exchange Act of 1934; violation of section 20(a) of the Securities and Exchange Act of 1934; fraud; material misrepresentations; management principals materially aiding personnel; management personnel materially assisting persons; negligent misrepresentation; and negligence. The Complaint seeks cancellation of the exchange offer, or in the alternative damages, interest and attorneys' fees. Since the date of the Annual Report, the Company has answered the Complaint and has filed a Counter-Complaint against Mr. Yohe, alleging causes of action for breach of contract, fraud, negligent misrepresentation, indemnity and declaratory relief. The Counter Complaint seeks declaratory relief and damages in an amount to be proved at trial.

ITEM 2.  CHANGE IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K

          a)      Exhibits.


                  Number           Description                         Method of Filing
                  ------           -----------                         ----------------
                  27               Financial Data Schedule Filed herewith


          b)      Reports on Form 8-K

                  On May 12, 2000, the Company filed a report on Form 8-K to announce its listing on the NASDAQ National Market.

               In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  May 15, 2000                        TERAGLOBAL COMMUNICATIONS CORP.


                                            BY: /s/ FRED MCGEE
                                            -----------------------------------
                                            Fred McGee, Chief Financial Officer



                                            BY: /s/ DAVID FANN
                                            -----------------------------------
                                            David Fann, Chief Executive Officer