Form 10QSB
period 2000-06-30
TERAGLOBAL COMMUNICATIONS CORP
filed 2000-08-14
CIK 1071876

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


       [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000.

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

       FOR THE TRANSITION PERIOD FROM ________________ TO _______________.

                         COMMISSION FILE NUMBER 0-25115


                         TERAGLOBAL COMMUNICATIONS CORP.
        (Exact name of small business issuer as specified in its charter)


                  DELAWARE                                   33-0827963
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


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.
/X/ Yes   / / No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 1, 2000 there were 22,691,922 shares of the issuer's common stock were outstanding.

Transitional Small Business Disclosure Format (Check One): / / Yes   /X/ No

                TERAGLOBAL COMMUNICATIONS CORP. AND SUBSIDIARIES
                 FORM 10-QSB FOR THE PERIOD ENDED JUNE 30, 2000

                                                                                                      PAGE
COVER PAGE                                                                                              1
INDEX                                                                                                   2
PART I. FINANCIAL INFORMATION                                                                           3
           ITEM 1. Financial Statements

              Consolidated Balance Sheet as of June 30, 2000 (unaudited) and
              December 31, 1999 (audited)                                                               3

              Consolidated Statements of Operations - Six Months and Three Months
              Ended June 30, 2000 and June 30, 1999 (unaudited)                                         5

              Consolidated Statements of Cash Flows - Six Months Ended June 30, 2000
              and June 30, 1999 (unaudited)                                                             6

              Notes to Condensed Consolidated Financial Statements - June 30, 2000                      8

           ITEM 2. Management's  Discussion and Analysis of Financial Condition and Results
           of Operations                                                                               12

PART II.  OTHER INFORMATION                                                                            17
           ITEM 1. Legal Proceedings                                                                   17
           ITEM 2. Change in Securities                                                                17
           ITEM 3. Defaults upon Senior Securities                                                     17
           ITEM 4. Submission of Matters to a Vote of Security Holders                                 17
           ITEM 5. Other Information                                                                   17
           ITEM 6. Exhibits and Reports on Form 8-K                                                    17
SIGNATURES                                                                                             17


         TeraGlobal, TeraMedia, TeraConference and Unified Computing and
            Communications Architecture are trademarks of TeraGlobal
                              Communications Corp.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                                                 TERAGLOBAL COMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999
--------------------------------------------------------------------------------

                                                                                June 30,           December 31,
                                                                                 2000                  1999
                                                                           ------------------    ------------------
                                                                              (Unaudited)
                                                                ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                             $        5,251,119    $        7,893,036
     Accounts receivable                                                              118,529               208,115
     Notes receivable-related parties                                                 488,210               370,095
     Common stock subscriptions receivable                                          2,718,942                     -
     Inventory                                                                        191,136               171,940
     Prepaid expenses and other current assets, including $23,874
         and $19,173, respectively, to related parties                                179,362               274,512
                                                                           ------------------    ------------------

              Total current assets                                                  8,947,298             8,917,698


FURNITURE AND EQUIPMENT, net                                                        2,419,958             2,222,265
EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED,
      net of accumulated amortization of $1,876,184 at
      June 30, 2000 (unaudited) and $1,494,374 at
      December 31, 1999                                                             1,966,406             2,329,715
 OTHER ASSETS                                                                         500,000               500,000
                                                                           ------------------    ------------------

TOTAL ASSETS                                                               $       13,833,662    $       13,969,678
                                                                           ==================    ==================

                                                 TERAGLOBAL COMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED BALANCE SHEET (CONTINUED)
                                 JUNE 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999
--------------------------------------------------------------------------------

                                                                                June 30,             December 31,
                                                                                  2000                  1999
                                                                           ------------------    ------------------
                                                                                 (Unaudited)
                                                LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable, including $0 to related parties at
         June 30, 2000 (unaudited) and $1,054 at
         December 31, 1999                                                 $          983,880    $        1,763,489
     Short-term loans                                                                  67,600                67,865
     Accrued vacation                                                                 152,001               124,604
     Accrued expenses                                                                 142,363               102,009
     Accrued commission payable                                                       476,383                     -
     Convertible promissory notes - current                                           475,000               475,000
     Current portion of capitalized lease obligations                                       -               708,636
                                                                           ------------------    ------------------

         Total current liabilities                                                  2,297,227             3,241,603
                                                                           ------------------    ------------------


SHAREHOLDERS' EQUITY
     Preferred stock, $1.00 par value, non-voting
         1,000,000 shares authorized
         no shares issued and outstanding                                                  --                    --
     Common stock, $0.001 par value
         200,000,000 shares authorized
         19,701,113 shares issued and outstanding at December 31, 1999
         22,668,672 shares issued and outstanding at June 30, 2000                     22,669                19,701
     Additional paid-in capital                                                    36,979,216            28,800,519
     Accumulated deficit                                                          (25,440,303)          (18,063,886)
     Other comprehensive loss                                                         (25,147)              (28,259)
                                                                           -------------------   -------------------

              Total shareholders' equity                                           11,536,435            10,728,075
                                                                           ------------------    ------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $       13,833,662    $       13,969,678
                                                                           ==================    ==================

    See accompanying notes to condensed consolidated financial statements.


                                                 TERAGLOBAL COMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND THE SIX MONTHS ENDING JUNE 30, 2000 AND 1999 (UNAUDITED)
---------------------------------------------------------------------------------

                                              THREE MONTHS ENDED JUNE 30,                  SIX MONTHS ENDED JUNE 30,
                                              2000                   1999                 2000                  1999
                                       --------------------   -------------------   ------------------   -------------------
                                           (UNAUDITED)           (UNAUDITED)           (UNAUDITED)          (UNAUDITED)
NET SALES                              $           118,180    $           56,380    $         224,728    $          143,865

COST OF SALES                                       75,660                38,151              143,792                79,110
                                       --------------------   -------------------   ------------------   -------------------

GROSS PROFIT                                        42,520                18,229               80,936                64,755
                                       --------------------   -------------------   ------------------   -------------------

OPERATING EXPENSES
     General and administrative                  1,960,730             2,010,559            4,787,897             3,033,236
     Sales and marketing                           403,364                84,315              711,402               111,074
     Research and development                      911,309             1,708,495            2,059,966             3,040,667

                                       --------------------   -------------------   ------------------   -------------------
         Total operating expenses                3,275,403             3,803,369            7,559,265             6,184,977
                                       --------------------   -------------------   ------------------   -------------------

LOSS FROM OPERATIONS                            (3,232,883)           (3,785,140)          (7,478,329)           (6,120,222)
                                       --------------------   -------------------   ------------------   -------------------

OTHER INCOME (EXPENSES)
     Interest income                                42,638                75,244              126,419                81,682
     Interest expense                              (12,870)             (114,720)             (24,506)             (231,725)
                                       --------------------   -------------------   ------------------   -------------------
Total other income (expense)                        29,768               (39,476)             101,913              (150,043)
                                       --------------------   -------------------   ------------------   -------------------


NET LOSS                               $       (3,203,115)    $       (3,824,616)   $      (7,376,416)   $       (6,270,265)
                                       ====================   ===================   ==================   ===================

BASIC LOSS PER COMMON SHARE            $            (0.16)    $            (0.21)   $           (0.37)   $            (0.36)
                                       ====================   ===================   ==================   ===================

WEIGHTED-AVERAGE COMMON SHARES
OUTSTANDING                                     20,134,498            18,063,992           19,928,166            17,409,468
                                       ====================   ===================   ==================   ===================

    See accompanying notes to condensed consolidated financial statements.

                                                 TERAGLOBAL COMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                        SIX MONTHS ENDED JUNE 30
                                                                                       2000                  1999
                                                                                 -----------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
                Net loss                                                         $      (7,376,416)     $    (6,270,265)
                Adjustments to reconcile net loss to net cash used in
                 operating activities
                     Stock issued for services rendered                                  1,059,625            1,000,000
                     Options issued for services rendered                                        -              450,000
                     Depreciation                                                          629,506              274,533
                     Amortization of goodwill                                              381,809              381,809

                (Increase) decrease in
                     Accounts receivable                                                    89,611              (74,752)
                     Prepaid expenses and other current assets                              95,150              (20,533)
                     Inventory                                                             (19,197)             (56,858)
                Increase (decrease) in
                     Accounts payable                                                     (779,610)             112,116
                     Accrued expenses                                                       40,355               (6,500)
                     Accrued vacation                                                       27,397                    -
                     Customer deposits                                                           -               26,000
                                                                                 ------------------     ----------------

                Net cash used in operating activities                                   (5,851,770)          (4,184,450)
                                                                                 ------------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES

                Notes receivable - related parties                                        (118,114)            (198,595)
                Purchase of furniture and equipment                                       (827,200)            (403,900)
                                                                                 ------------------     ----------------

                Net cash used in investing activities                                     (945,314)            (602,495)
                                                                                 ------------------     ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
                Payments on capital lease obligations                                     (708,636)             (11,150)
                Proceeds (payments) on short-term loans                                       (265)                 681
                Payments on note payable - related party                                         -             (293,846)
                Proceeds from note payable - related party                                       -               50,000
                Payments on convertible promissory notes                                         -             (650,000)
                Proceeds from common stock subscriptions                                         -           12,514,800
                Proceeds from issuance of common stock, net of fees                      4,610,000            6,748,394
                Proceeds from exercise of stock options                                    250,957               62,550
                                                                                 ------------------     ----------------

                Net cash provided by financing activities                                4,152,056           18,421,429
                                                                                 ------------------     ----------------

    See accompanying notes to condensed consolidated financial statements.

                                                TERAGLOBAL COMMUNICATIONS CORP.
                                                               AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                        SIX MONTHS ENDED JUNE 30
                                                                                       2000                  1999
                                                                                 ------------------     ----------------
CUMULATIVE TRANSLATION ADJUSTMENT                                                            3,111              (14,789)

                Net increase (decrease) in cash and cash equivalents                    (2,641,917)          13,619,695

CASH AND CASH EQUIVALENTS., BEGINNING OF PERIOD                                          7,893,036               48,524

                                                                                 ------------------     ----------------
CASH AND CASH EQUIVALENTS., END OF PERIOD                                        $       5,251,119      $    13,668,219
                                                                                 ------------------     ----------------

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the six months ended June 30, 2000, the Company issued 18,500 shares of common stock valued at $18,500 as payment for the acquisition of additional shares of TechnoVision Communications, Inc. The TechnoVision Communications, Inc. shares were tendered pursuant to the Company's exchange offer which was consummated on August 10,1998; however, the Company's shares were never issued at the time of the exchange offer.

During the six months ended June 30, 2000, the Company issued 106,603 warrants valued at $23,122 as compensation to placement agents in connection with a private placement that was completed June 22, 2000. The warrants confer upon the holder the right to purchase one share of common stock at $4.00 per share, expire on December 23, 2001, and can be redeemed by the Company for $0.01 per warrant in the event the Company's stock trades at a price in excess of $7.00 for twenty consecutive trading days.

    See accompanying notes to condensed consolidated financial statements.

                                                TERAGLOBAL COMMUNICATIONS CORP.
                                                               AND SUBSIDIARIES
                           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                  JUNE 30, 2000
-------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

         The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

         The consolidated financial statements include the accounts of TeraGlobal Communications, Corp. (the "Company"), and its wholly owned subsidiaries, TeraGlobal Communications (Canada), Corp. and TGC Acquisition Inc. In addition, the accounts of TechnoVision Communications, Inc., ("TechnoVision") the Company's 99.2% owned subsidiary are consolidated. All material inter-company balances and transactions have been eliminated in the consolidation.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Minority Interest

         The accompanying consolidated balance sheet as of June 30, 2000, does not reflect a minority-interest liability because TechnoVision, on a stand-alone basis, had a shareholders' deficit as of that date. The accompanying consolidated statements of operations for the six months ended June 30, 2000, and six months ended June 30, 1999, do not reflect the minority interest's share of TechnoVision's losses for said periods because the related accrual would result in the Company's recording of a minority interest receivable.

NOTE 3 - NOTES RECEIVABLE - RELATED PARTIES

         During the six months ended June 30, 2000, the Company loaned $118,115 to certain officers and directors of the Company. The promissory notes are unsecured, payable on demand, and bear interest at the minimum applicable rate.


NOTE 4 - COMMON STOCK SUBSCRIPTION RECEIVABLE

         During the three months ended June 30, 2000, the Company conducted an offering of units comprised of common stock and warrants (the "Units Offering"). In connection with the Units Offering, the Company received subscriptions totaling $7,328,967. As of June 30, 2000, the Company had collected $4,610,000. The balance of $2,718,967, received in July 2000, is reflected as a common stock subscription receivable.

NOTE 5 - FURNITURE AND EQUIPMENT

         Furniture and equipment consisted of the following:

                                                                June 30,2000            December 31, 1999
                                                                (Unaudited)
         Furniture and Fixtures                                   $446,635                   $358,886
         Office Equipment                                        1,078,765                     910,119
         Computer Equipment                                      2,615,827                   2,045,023
                                                                 ---------                   ---------
                                                                 4,141,227                   3,314,028
         Less Accumulated Depreciation                           1,721,269                   1,091,764
                                                                 ---------                   ---------
         TOTAL                                                  $2,419,958                  $2,222,265
                                                                ==========                  ==========

         Depreciation expense for the six months ended June 30, 2000, and the year ended December 31, 1999, was $629,505 (unaudited) and $669,553, respectively. Depreciation for the six months ended June 30, 2000, includes amounts related to network infrastructure equipment and computers that are revenue generating. As such, depreciation related to those assets in the amount of $61,770 has been charged to cost of sales. The remaining $567,735 is expensed as a general and administrative expense.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

         Leases

         The Company's TechnoVision subsidiary had entered into certain non-cancelable capital leases for computers and software. The Company entered into an agreement with the bankruptcy trustee for the leasing company to purchase those assets in December 1999. The Company paid $700,000 in January 2000 to consummate that purchase.

NOTE 7 - SHAREHOLDERS' EQUITY

         Common Stock

         During the three months ended March 31, 2000, the Company issued 127,000 shares of common stock for services rendered by employees and an officer of the Company valued at $1,051,125. During the same period the Company received $45,533 in connection with the exercise of stock options for an aggregate of 19,050 shares of common stock. The Company also issued 7,500 shares of common stock valued at $7,500 as payment for the acquisition of additional shares of TechnoVision. The TechnoVision shares were tendered pursuant to the Company's exchange offer, which was consummated on August 10, 1998; however, the shares were never issued at the time of the exchange offer.

         During the three months ended June 30, 2000, the Company issued 2000 shares of common stock for services rendered by an employee valued at $8,500. During the same period the Company received $205,424 in connection with the exercise of stock options for an aggregate of 135,930 shares of common stock. The Company also issued 11,000 shares of common stock valued at $11,000 as payment for additional shares of TechnoVision Communications, Inc. The TechnoVision shares were tendered pursuant to the Company's exchange offer, which was consummated on August 10, 1998; however, the shares were never issued at the time of the exchange offer.

         In conjunction with the Unit Offering, the Company also sold 2,665,079 units of shares of common stock and warrants, for a total of $6,852,584, net of offering costs of $499,505. Each unit sold for $2.75 and consisted of one share of common stock and a warrant conferring to the holder the right to purchase an additional one-half share of common stock at $4.00 per share. The warrants expire on December 23, 2001, and are redeemable for $0.01 per warrant by the Company in the event that the Company's common stock trades at a price in excess of $7.00 per share for twenty consecutive trading days. Using the Black-Scholes pricing model, the warrants have a value of $0.2169 per warrant, or a total of $289,023.

         The offering costs of the Unit Offering consisted of $476,383, or
         6.5 percent of the gross offering, and 106,603 warrants, or 4 percent of units subscribed, valued at $23,122.

         Stock Option Plan

         During the three months ended March 31, 2000, the Company granted 13,500 options under its 1997 Stock Option Plan (the "1997 Plan") at exercise prices ranging from $8.87 to $10.94 per share to certain employees.

         Additionally, the Company granted 225,000 options under its 1999 Stock Option Plan (the "1999 Plan") at exercise prices ranging from $7.13 to $8.56 per share to certain employees, and an additional 75,000 options were granted to certain Directors of the Company at an exercise price of $8.56. Employees exercised 19,050 options during the same time period.

         During the three months ended June 30, 2000, the Company granted 38,500 stock options under the 1997 Plan and 1,200 stock options under the 1999 Plan at exercise prices ranging from $7.86 to $8.67. Employees exercised 135,930 options during the same time period.

         The following schedule summarizes the stock options transactions:

                                                             Stock Options             Weighted Average
                                                              Outstanding               Exercise Price
                                                         --------------------------------------------------
                 Outstanding, December 31, 1999                    2,635,610        $                 7.82

                            Granted                                  353,200        $                 7.86
                            Forfeited                              (131,370)        $                 8.89
                            Exercised                              (154,980)        $                 1.62
                                                         --------------------       -----------------------

                 Outstanding, June 30, 2000                        2,702,460        $                 6.45
                                                         ====================       =======================

                 Exercisable, June 30, 2000                        1,958,700
                                                         ====================

NOTE 8 - SUBSEQUENT EVENTS


         Subsequent to June 30, 2000, the Company granted certain employees 31,730 options under the 1997 Plan at an exercise price of $3.31, and 71,520 options under the 1999 Plan at exercise prices ranging from $2.53 to $3.31 per share.

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

         In July 1998, the Company acquired all of the membership interests of ISG Acquisition LLC, a Delaware limited liability company, and with that substantially all of the assets of Interactive Solutions Group, Inc., a North Carolina corporation, for $251,000. In August 1998, the Company completed a successful exchange offer acquiring 99% of the outstanding stock of TechnoVision Communications, Inc., a Georgia corporation, ("TechnoVision") for an aggregate of 3,563,506 shares. In a transaction completed in December 1998, the Company acquired Design Analysis Associates, Inc., a Utah corporation, in exchange for an aggregate of 250,000 shares of stock. Each of these acquisitions was accounted for using the purchase method of accounting.

         The Company's financial statements consolidate the information relating to its subsidiaries, including TechnoVision. At the time it was acquired, TechnoVision was generating revenue from the sale of hardware based videoconferencing products. Consequently financial statements for 1999 include revenue from TechnoVision. Substantially all of the revenues and costs of goods sold by the Company in the 1999 period relate to sales of TechnoVision's TeraConference product. Conversely substantially all of the revenues and costs of goods sold in 2000 relate to sales of the Company's TeraMedia service.

            Commencing in late 1998 and early 1999, the Company worked with a group of early adopters on beta versions of the TeraMedia service. The first commercial version of service was launched in September 1999 at Motorola's Horizons '99 Analyst Conference. In May 2000, the Company released version 2.0 of its TeraMedia service with enhanced reliability, robustness and market oriented features.

         During the quarter ended June 30, 2000, the Company successfully listed its stock for trading on the NASDAQ National Market, under the symbol "TGCC", and secured additional equity funding. The Company sold units, each consisting of one share of common stock and one-half a warrant to purchase one share of common stock, to a group of institutional investors in Europe. The units, offered at $2.75, secured an aggregate of $7.3 million in gross proceeds. Of this amount, $4.6 million was received prior to the end of the quarter. The balance was received in July 2000. The warrants were issued with an exercise price of $4.00 per share and are redeemable by the Company for $0.01 per warrant if its common stock trades above $7.00 per share for twenty consecutive trading days. If all of the warrants were exercised, the Company would receive an additional $5.3 million in gross financing proceeds.

         Also during the quarter, the Company's research and development efforts continued the transition to a product driven, rather than technology driven, model. The Company's development focus is to move from "cool technology" to "indispensable utility". In May 2000, the Company released version 2.0 of its TeraMedia product. This release improved the reliability and robustness of the product. In addition, the new release included an enhanced WhiteBoard collaboration tool and an enhanced Assessment tool, with features designed to meet market demand in the education and corporate training markets.

         The Company continued active marketing efforts during the quarter, targeting a number of trade shows and product demonstrations. In April 2000, the Company presented TeraMedia at the Gartner Group Spring Symposium/ITxpo 2000. Also in April 2000, the Company, in conjunction with Marconi Communications, demonstrated the live collaboration features of TeraMedia to a group of entertainment industry executives at the Los Angeles Entertainment Council. During the week of April 16, 2000, the Company was spotlighted at the Department of Defense Intelligent Information Systems WorldWide 2000 Conference. On May 14, 2000, the Company was featured on "San Diego Business In Focus", a local television program hosted by the publisher of the San Diego Business Journal. From June 20 through June 22, 2000, the Company presented at the Technet International 2000 convention hosted by AFCEA. Technet is the world's largest forum for communications, electronics, intelligence, and information systems.

         The Company continued to build its direct sales team during the quarter, adding two additional sales executives to manage sales to the government and education markets. The Company also continued its foray into the indirect sales market, initiating value added reseller and original equipment manufacturer programs. Negotiations during the quarter resulted in the Company securing its first Value Added Reseller Agreement with Universal Communications, Inc., a regional service provider to the manufacturing industry, just following the end of the quarter. As a result of these marketing and sales efforts the Company is demonstrating its TeraMedia solution to greater numbers of qualified, prospective customers.

RESULTS OF OPERATIONS

         The following table sets forth the selected unaudited results of operations for the six months ending June 30, 2000 and June 30, 1999.

STATEMENTS OF OPERATIONS DATA:

                                              SIX MONTHS ENDING          SIX MONTHS ENDING
                                                JUNE 30, 2000              JUNE 30, 1999
                                                 (UNAUDITED)                (UNAUDITED)
                                            -----------------------   -------------------------
Sales                                                    $224,728                     143,685
Cost of Sales                                             143,792                      79,110

General and administrative                              4,787,897                   3,033,236
Research and development                                2,059,966                   3,040,667

Net Loss                                             $(7,376,416)                $(6,270,265)

Basic loss per common share                               $(0.37)                     $(0.36)
Weighted average common shares                         19,928,166                  17,409,468
Outstanding

SECOND QUARTER 2000 COMPARED TO SECOND QUARTER 1999.

     SALES. Sales for the three months ended June 30, 2000, and June 30, 1999, were $118,180 and $56,380, respectively, an increase of 109 percent. Sales for the six months ended June 30, 2000, and June 30, 1999, were $224,728 and $143,865, respectively, an increase of 91 percent. Sales during the three and six months ended June 30, 2000, were primarily attributable to existing service contracts with early adopters of the Company's TeraMedia service. Sales during the three and six months ended June 30, 1999 were primarily generated from the Company's TechnoVision subsidiary.

     COST OF SALES. Cost of sales for the three months ended June 30, 2000 were $75,660, resulting in a gross margin of 36 percent. Cost of sales for the three months ended June 30, 1999, were $38,151, resulting in a gross margin of 32 percent. Cost of sales for the six months ended June 30, 2000, were $143,792, resulting in a gross margin of 36 percent. Cost of sales for the six months ended June 30, 1999, were $64,755, resulting in a gross margin of 45 percent. Cost of sales for the six months ended June 30, 2000, consists primarily of network equipment and connectivity related to service agreements. Cost of sales for the six months ended June 30, 1999, was primarily hardware costs.

     Cost of sales is expected to vary from period to period based on a number of factors. First, the Company sells products and services under several pricing models: software licenses, service contracts, service with network included, and service with network and hardware included. Cost of sales will vary widely depending upon the mix of products and services sold in any period. Second, the Company deploys network infrastructure at the inception of a service contract. To the extent that the infrastructure is not fully saturated at inception, cost of sales will decline as more users are placed on the network. Third, the Company's software solutions include licensed software from third parties. Those licenses generally carry a royalty fee, which is front end loaded. The fee per unit declines as additional units are sold. As a result, cost of sales associated with licensing fees will decline as additional units are sold.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses were $1,960,731 for the three months ended June 30, 2000, compared to $2,010,559 for the three months ended June 30, 1999, a reduction of $49,828, or 2 percent. General and administrative expenses for the six months ended June 30, 2000, were $4,787,898, compared to $3,033,236 for the six months ended June 30, 1999, an increase of 57 percent.

     The Company has taken measures in the second quarter of 2000 to reduce general and administrative expenses, which included a 10 percent reduction in staff. Legal expenses increased from $95,284 for the three months ended June 30, 1999, to $120,026 for the three months ended June 30, 2000, an increase of 25 percent. Legal expense for the six months ended June 30, 2000, and June 30, 1999, were $284,994 and $231,426, an increase of 23 percent. Non-cash charges include depreciation expense of $370,035 for the three months ended June 30, 2000, compared to $274,534 for the same period ended June 30, 1999. Depreciation for the six months ended June 30, 2000, were $567,735, compared to $274,534 for the three months ended June 30, 1999, an increase of 106 percent.

     RESEARCH AND DEVELOPMENT. Research and Development expenses were $911,309 for the three months ended June 30, 2000, as compared to $1,708,495 for the three months ended June 30, 1999, a decrease of $797,186, or 214 percent. Research and development expense for the six months ended June 30, 2000, and June 30, 1999 was $2,059,966 and $3,040,667, respectively, resulting in a reduction of 35 percent.

     Research and development expenses are comprised principally of network, equipment and software expenses to support the research and development efforts and salaries for engineers. The decline in research and development expenses from the prior period is the result of decreased expenditures for network, equipment and software expenses, as the Company has established its core infrastructure needs for its current development efforts. Additionally, research and development staff is currently being re-tasked to enhance the features of existing products to facilitate sales and marketing.

    The Company views its technological strength as a key to its success and will continue to pursue research and development efforts. However, research and development expenses as a percentage of total revenues or operating expenses is expected to decline going forward because of the transition to a product-oriented operating company. As TeraMedia and other products are finalized, development efforts aimed at refining the product or supporting access to specific vertical markets will be charged to general and administrative expenses.

     SALES AND MARKETING. Sales and marketing expenditures were $403,364 in the three months ended June 30, 2000, as compared to $84,315 in the three months ended June 30, 1999, an increase of $319,049 or 378 percent. Sales and marketing expense for the six months ended June 30, 2000 and June 30, 1999, were $711,402 and $111,074, respectively, or an increase of 540 percent. Sales and marketing personnel has increased 350 percent in the six months ended June 30, 2000, compared to the six months ended June 30, 1999. A significant portion of the increase from the six months ended June 30, 2000, compared to the six months ended June 30, 1999, was also due to the attendance at tradeshows and industry events where the TeraMedia Service was showcased, including the AFCEA Technet 2000. Additionally, the Company has significantly increased expenditures related to demonstrations and travel to target specific clients.

Selling expenses are expected to increase significantly in connection with the rollout of the TereMedia product group. The Company in continuing to build brand awareness through the attendance of tradeshows, target market demonstrations and the addition of sales and marketing staff.

INTEREST REVENUE AND INTEREST EXPENSE. Interest revenue for the three months ended June 30, 2000, and June 30, 1999, was $42,638 and $75,244,
respectively, a decrease of $32,606, or 43 percent. Interest revenue for the six months ended June 30, 2000, and June 30, 1999, was $126,419 and $81,682,
respectively, an increase of 54 percent. Interest revenue is generated from short-term investments of available cash. Interest expense for the three months ended June 30, 2000, and June 30, 1999, was $12,870 and $114,720,
respectively, a reduction of 89 percent. Interest expense for the six months ended June 30, 2000, and June 30, 1999, was $24,506 and $231,725,
respectively. Interest expense for the three and six months ended June 30, 1999, was primarily due to interest related to certain capital leases. The Company entered into an agreement to purchase the leased equipment in December 1999 and completed the terms of that agreement in January 2000.

LIQUIDITY AND CAPITAL RESOURCES

       As of June 30, 2000, the Company had cash and cash equivalents totaling $5,251,119, with a working capital surplus of $6,650,071.

       For the three months ended June 30, 2000, and June 30, 1999, net cash used in operating activities was $2,519,936 and $1,180,198, respectively, an increase of 40 percent. Net cash used in operating activities for the six months ended June 30, 2000, and June 30, 1999, was $5,851,770 and $4,184,450,
respectively, also an increase of 40 percent, due primarily to increased operating losses.

       During the three months ended June 30, 2000, the Company made capital expenditures of $240,922. Of this amount, $57,129 was invested in revenue generating TeraMedia Network deployments, bringing the total base of revenue generating assets to $405,068. The equipment in the TeraMedia network deployments is depreciated over the life of the service contract and the associated depreciation is charged directly to cost of sales. Additionally, $183,794 was used to purchase demonstration equipment and to upgrade existing computer hardware.

       To date, the Company's principle source of capital has been from the sale of equity securities in financing transactions. During June 2000 the Company conducted an offering of units consisting of common stock and one-half warrant to purchase a share of common stock (the "Unit Offering"). The Unit Offering included the sale of 2,665,079 units at $2.75 for aggregate proceeds of $7,328,967. Of this amount, $4,610,000 was received before June 30, 2000, with the balance being received in July 2000. The Company also received $205,424 in connection with the exercise of stock options for an aggregate of 135,930 shares of common stock. Accordingly, financing transactions generated $4,335,919, net of commissions, for the period.

       The Company expects cash flows from operating activities to be negative for the foreseeable future with spending continuing for sales, marketing, and product development. The Company believes available cash and anticipated operating revenue will be sufficient to fund the Company's operations through the end of the current fiscal year. The Company has taken steps to scale back non-essential operations in order to conserve its cash position.

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

         Potential risks and uncertainties that could affect the Company's future results and financial condition include the following. The Company is an early stage company moving from research and development to operations and as such is subject to the uncertainties of any new enterprise such as the ability to effectively establish a market for its products and services and competently service and support its customers. Because the Company is dealing in high technology and rapidly evolving markets, it is subject to risks associated with uncertain market demand, intense competition, short product cycles and the possibility of product defects. To date the Company has relied on external financing activities to support its operations. If the Company does not successfully generate adequate revenues to meet operating expenses in the future, the Company will be forced to seek additional external financing or curtail operations. The Company does not currently have any commitments for additional financing at this time and is subject to the risk that such financing, if needed, will not be available on terms favorable to the Company or at all.

         For a discussion of these and other factors affecting the Company's future results and financial condition, see "Item 6 Management's Discussion and Analysis - Risk Factors That May Affect Operating Results" in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is a party to certain litigation matters as described in its Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, and its quarterly report on Form 10-QSB for the period ended June 30, 2000.

ITEM 2.  CHANGE IN SECURITIES

         In June 2000 the Company conducted a private placement of units, each consisting of one share of common stock and one-half warrant conferring upon the holder the right to acquire an additional share of common stock. Each warrant entitles the holder to purchase common stock at a price of $4.00 per share and expires December 23, 2001. The Company has the right to redeem the warrants for $.01 in the event the Company's common stock trades above $7.00 per share for twenty consecutive trading days. The units were offered without registration pursuant to the exemption provided by Rule 506 under Regulation D. NC Fuller Associates, Ltd. acted as placement agent for the Company. The units were sold exclusively to institutional investors in Europe, which represented that they were accredited within the meaning of Regulation D. For their services rendered in connection with the offering NC Fuller Associates, Ltd. and its agents received aggregate cash compensation of $476,383, or 6.5 percent of the offering proceeds, plus 106,603 warrants or 4 percent of units sold, with the same terms as those offered in the units. These warrants were valued at $23,122. The units were offered at $2.75 per unit. During the period ended June 30, 2000, the Company received subscriptions for the sale of 2,665,079 units aggregating to $7,328,967. Of this amount, $4,610,000 was received prior to June 30,2000. The balance of $2,718,967 was received in July 2000.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its annual meeting of shareholders on May 30,2000. At the meeting, the Company's officers provided a business update reviewing the steps management has taken and intends to take to build a foundation for additional sales, including completion of TeraMedia version 2.0, realignment of research and development to a product focus, building a sales team, and the retention of additional management expertise in the areas of sales and finance. The only item voted on at that meeting was the election of directors. The votes tabulated by the Inspector of Elections at the meeting for the election of Directors was as follows.

                  Paul Cox          For     13,974,520        Withheld 62,245
                  David Fann        For     13,962,020        Withheld 73,745
                  Grant K. Holcomb  For     13,974,520        Withheld 62,245
                  Lawrence Lacerte  For     13,974,520        Withheld 62,245
                  John F.A.V Cecil  For     13,974,520        Withheld 62,245
                  William O. McCoy  For     13,974,520        Withheld 62,245

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K

          a)      Exhibits.

                  NUMBER         DESCRIPTION                    METHOD OF FILING
                  ------         -----------                    ----------------
                  27             Financial Data Schedule        Filed herewith

          b)       Reports on Form 8-K

                  On June 23, 2000, the Company filed a report on Form 8-K announcing the completion of the Unit Offering.

                  On June 7, 2000, the Company filed a report on Form 8-K announcing a reorganization and reduction of workforce.

                  On May 12, 2000, the Company filed a report on Form 8-K to announce its listing on the NASDAQ National Market.

               In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  August 14, 2000                     TERAGLOBAL COMMUNICATIONS CORP.


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