Form 10QSB
period 2000-09-30
TERAGLOBAL COMMUNICATIONS CORP
filed 2000-11-14
CIK 1071876

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 1, 2000, there were 22,706,922 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (Check One): [ ] Yes  [X] No

================================================================================

                TERAGLOBAL COMMUNICATIONS CORP. AND SUBSIDIARIES
               FORM 10-QSB FOR THE PERIOD ENDED SEPTEMBER 30, 2000

                                                                        Page
                                                                        ----

COVER PAGE                                                                  1

INDEX                                                                       2

PART I. FINANCIAL INFORMATION                                               3

           ITEM 1. Financial Statements

                   Consolidated Balance Sheet as of September 30,
                   2000 (unaudited) and  December 31, 1999 (audited)        3


                   Consolidated Statements of Operations - Nine
                   months and Three Months Ended September 30,
                   2000 and September 30, 1999 (unaudited)                  5

                   Consolidated Statements of Cash Flows - Nine
                   months Ended September 30, 2000 and June 30,
                   1999 (unaudited)                                         6

                   Notes to Condensed Consolidated Financial
                   Statements - September 30, 2000                          8

           ITEM 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                     12

PART II.  OTHER INFORMATION                                                17
           ITEM 1. Legal Proceedings                                       17
           ITEM 2. Change in Securities                                    17
           ITEM 3. Defaults upon Senior Securities                         17
           ITEM 4. Submission of Matters to a Vote of Security Holders     17
           ITEM 5. Other Information                                       18
           ITEM 6. Exhibits and Reports on Form 8-K                        18
SIGNATURES                                                                 18

         TeraGlobal, TeraMedia, TeraConference and Unified Computing and
            Communications Architecture are trademarks of TeraGlobal
                              Communications Corp.


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                                 TERAGLOBAL COMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED BALANCE SHEET
                            SEPTEMBER 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999

--------------------------------------------------------------------------------

                            ASSETS
                                                                     September 30,         December 31,
                                                                         2000                   1999
                                                                     -------------         ------------
                                                                      (Unaudited)

CURRENT ASSETS
     Cash                                                              $3,447,145           $ 7,893,036
     Restricted cash for litigation settlement                          1,200,000                    --
     Accounts receivable                                                   80,478               208,115
     Notes receivable-related parties                                     400,804               370,095
     Inventory                                                            219,764               171,940
     Prepaid expenses and other current assets, including $17,593
         and $19,173, respectively, to related parties                    214,125               274,512
                                                                       ----------           -----------

              Total current assets                                      5,562,316             8,917,698

FURNITURE AND EQUIPMENT, net                                            2,234,750             2,222,265
EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED,
      net of accumulated amortization of $5,200,304 at
      September 30, 2000 (unaudited) and $1,494,374 at
      December 31, 1999                                                   142,287             2,329,715
OTHER ASSETS                                                              680,000               500,000
                                                                       ----------           -----------

TOTAL ASSETS                                                           $8,619,353           $13,969,678
                                                                       ==========           ===========

                                                 TERAGLOBAL COMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED BALANCE SHEET (CONTINUED)
                            SEPTEMBER 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999

--------------------------------------------------------------------------------


                       LIABILITIES AND SHAREHOLDERS' EQUITY
                                                              September 30,             December 31,
                                                                   2000                    1999
                                                              -------------             ------------
                                                               (Unaudited)
CURRENT LIABILITIES
     Accounts payable, including $0 to related parties at
         September 30, 2000 (unaudited) and $1,054 at
         December 31, 1999                                     $  1,186,274             $  1,763,489
     Short-term loans                                                66,358                   67,865
     Accrued vacation                                               149,530                  124,604
     Accrued expenses                                               384,044                  102,009
     Accrual for litigation settlement                            1,200,000                       --
     Convertible promissory notes - current                         475,000                  475,000
     Current portion of capitalized lease obligations                    --                  708,636
                                                               ------------             ------------

         Total current liabilities                                3,461,206                3,241,603
                                                               ------------             ------------


SHAREHOLDERS' EQUITY
     Preferred stock, $1.00 par value, non-voting
         1,000,000 shares authorized
         no shares issued and outstanding                                --                       --
     Common stock, $0.001 par value
         200,000,000 shares authorized
         19,701,113 shares issued and outstanding at
         December 31, 1999 and 22,695,922 shares issued
         and outstanding at September 30, 2000                       22,696                   19,701
     Additional paid-in capital                                  37,319,463               28,800,519
     Common stock committed                                          15,000                       --
     Accumulated deficit                                        (32,192,295)             (18,063,886)
     Other comprehensive loss                                        (6,717)                 (28,259)
                                                               ------------             ------------

              Total shareholders' equity                          5,158,147               10,728,075
                                                               ------------             ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $  8,619,353             $ 13,969,678
                                                               ============             ============

     See accompanying notes to condensed consolidated financial statements.

                                                 TERAGLOBAL COMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE THREE MONTHS AND THE NINE MONTHS ENDING SEPTEMBER 30, 2000 AND 1999
                                                                     (UNAUDITED)

--------------------------------------------------------------------------------

                                              THREE MONTHS ENDED SEPTEMBER 30,         NINE MONTHS ENDED SEPTEMBER 30,
                                                 2000                 1999                2000                1999
                                              -----------          -----------         -----------         -----------
                                              (UNAUDITED)          (UNAUDITED)         (UNAUDITED)         (UNAUDITED)

NET SALES                                     $     37,020        $    130,542        $    261,748        $    274,407

COST OF SALES                                       69,609              99,051             213,401             178,161
                                              ------------        ------------        ------------        ------------

GROSS PROFIT                                       (32,589)             31,491              48,347              96,246
                                              ------------        ------------        ------------        ------------

OPERATING EXPENSES
     General and administrative                  2,533,702           2,300,811           7,321,599           5,334,047
     Sales and marketing                           390,419             131,308           1,101,821             242,382
     Research and development                      752,198           1,517,597           2,812,164           4,558,264
     Impairment of excess cost over              3,133,215                  --           3,133,215                  --
      fair value of net assets acquired
                                              ------------        ------------        ------------        ------------

                                              ------------        ------------        ------------        ------------
         Total operating expenses                6,809,534           3,949,716          14,368,799          10,134,693
                                              ------------        ------------        ------------        ------------

LOSS FROM OPERATIONS                            (6,842,123)         (3,918,225)        (14,320,452)        (10,038,447)
                                              ------------        ------------        ------------        ------------

OTHER INCOME (EXPENSES)
     Interest income                               112,614             171,024             239,033             252,706
     Interest expense                              (22,483)           (105,329)            (46,989)           (337,054)

                                              ------------        ------------        ------------        ------------
Total other income (expense)                        90,131              65,695             192,044             (84,348)
                                              ------------        ------------        ------------        ------------


NET LOSS                                      $ (6,751,992)       $ (3,852,530)       $(14,128,408)       $(10,122,795)
                                              ============        ============        ============        ============

BASIC LOSS PER COMMON SHARE                   $      (0.30)       $      (0.20)       $      (0.68)       $      (0.56)
                                              ============        ============        ============        ============

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING      22,691,004          18,904,282          20,855,834          17,941,015
                                              ============        ============        ============       =============


     See accompanying notes to condensed consolidated financial statements.

                                                 TERAGLOBAL COMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)

--------------------------------------------------------------------------------

                                                                               NINE MONTHS ENDED SEPTEMBER 30
                                                                                    2000             1999
                                                                           -----------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
                Net loss                                                  $(14,128,408)         $(10,122,795)
                Adjustments to reconcile net loss to net cash used in
                 operating activities
                     Stock issued for services rendered                      1,059,625             2,043,100
                     Options issued for services rendered                           --               450,000
                     Depreciation                                              942,359               441,459
                     Amortization of goodwill                                  572,714               572,714
                     Impairment of excess cost over fair value of            3,133,215                    --
                                 net assets acquired

                (Increase) decrease in
                     Accounts receivable                                       127,662              (127,157)
                     Notes receivable - related party                               --              (283,595)
                     Prepaid expenses and other current assets                  60,386              (423,952)
                     Inventory                                                 (47,825)              (79,757)
                Increase (decrease) in
                     Accounts payable                                         (577,215)              522,140
                     Accrued expenses                                          282,035               203,665
                     Accrued vacation                                           24,926                    --
                     Customer deposits                                              --                30,560
                                                                          ------------          ------------

                Net cash used in operating activities                       (8,550,526)           (6,773,618)
                                                                          ------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES
                Purchase of certificate of deposit                            (180,000)             (500,000)
                Notes receivable - related parties                             (30,708)                   --
                Purchase of furniture and equipment                           (954,844)             (660,775)
                                                                          ------------          ------------

                Net cash used in investing activities                       (1,165,552)           (1,160,775)
                                                                          ------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES
                Payments on capital lease obligations                         (708,636)              (17,088)
                Proceeds (payments) on short-term loans                         (1,508)                2,124
                Payments on note payable - related party                            --              (243,846)
                Payments on convertible promissory notes                            --              (650,000)
                Proceeds from common stock committed                            15,000               (74,375)
                Proceeds from issuance of common stock, net of fees          6,852,559            20,739,439
                Proceeds from exercise of stock options                        291,232               147,520
                                                                          ------------          ------------

                Net cash provided by financing activities                    6,448,647            19,903,774
                                                                          ------------          ------------


     See accompanying notes to condensed consolidated financial statements.

                                                 TERAGLOBAL COMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)

                                                                          NINE MONTHS ENDED SEPTEMBER 30
                                                                              2000              1999
                                                                       -----------------    -------------

CUMULATIVE TRANSLATION ADJUSTMENT                                              21,540               (31,122)

                Net increase (decrease) in cash and cash equivalents       (3,245,891)           11,938,258

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              7,893,036                48,524

                                                                          -----------           -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $ 4,647,145           $11,986,782
                                                                          ===========           ===========

CASH PAID FOR INCOME TAXES                                                $     1,600           $     1,600
                                                                          ===========           ===========




SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the nine months ended September 30, 2000, the Company issued 18,500 shares of common stock valued at $18,500 as payment for the acquisition of additional shares of TechnoVision Communications, Inc. The TechnoVision Communications, Inc. shares were tendered pursuant to the Company's exchange offer which was consummated on August 10,1998; however, the Company's shares were never issued at the time of the exchange offer.

During the nine months ended September 30, 2000, the Company issued 106,603 warrants valued at $23,122 as compensation to placement agents in connection with a private placement that was completed June 22, 2000. The warrants confer upon the holder the right to purchase one share of common stock at $4.00 per share, expire on December 23, 2001, and can be redeemed by the Company for $0.01 per warrant in the event the Company's stock trades at a price in excess of $7.00 for twenty consecutive trading days.



     See accompanying notes to condensed consolidated financial statements.

                                                 TERAGLOBAL COMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                              SEPTEMBER 30, 2000

--------------------------------------------------------------------------------


NOTE 1 - BASIS OF PRESENTATION

         The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

         The consolidated financial statements include the accounts of TeraGlobal Communications, Corp. (the "Company"), and its wholly owned subsidiaries, TeraGlobal Communications (Canada), Corp. and TGC Acquisition Inc. In addition, the accounts of TechnoVision Communications, Inc., ("TechnoVision") the Company's 99.2% owned subsidiary, are consolidated. All material inter-company balances and transactions have been eliminated in the consolidation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Minority Interest

         The accompanying consolidated balance sheet as of September 30, 2000, does not reflect a minority-interest liability because TechnoVision, on a stand-alone basis, had a shareholders' deficit as of that date. The accompanying consolidated statements of operations for the nine months ended September 30, 2000, and nine months ended September 30, 1999, do not reflect the minority interest's share of TechnoVision's losses for said periods because the related accrual would result in the Company's recording of a minority interest receivable.

NOTE 3 - RESTRICTED CASH FOR LITIGATION SETTLEMENT

         During the three months ended September 30, 2000, the Company entered into negotiated agreements to settle all material litigation pending against it and its TechnoVision subsidiary. See Legal Proceedings, Part II, Item 1 below. In connection with these agreements, the Company placed into escrow $1,200,000 pursuant to the settlement of certain litigation on behalf of it's TechnoVision subsidiary. As part of those agreements the Company has entered into an agreement with Mr. Anthony Yohe to pay $150,000 on or before December 31, 2001. The agreement to pay is supported by a judgment in the amount of $450,000. The Company will account for any payments of this amount as and when they are paid. The Company has no material litigation pending against it at this time.

NOTE 4 - NOTE RECEIVABLE - RELATED PARTY

         During the six months ended June 30, 2000, the Company loaned $118,115 to certain officers and directors of the Company. The promissory notes are unsecured, payable on demand, and bear interest at the minimum applicable rate.

         During the three months ended September 30, 2000, the Company forgave notes receivable and interest in the amount of $110,000 in connection with the severance of an employment agreement with a certain officer of the Company.

                                                 TERAGLOBAL COMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                              SEPTEMBER 30, 2000

--------------------------------------------------------------------------------


NOTE 5 - FURNITURE AND EQUIPMENT

         Furniture and equipment consisted of the following:

                                                   September 30, 2000           December 31, 1999
                                                      (Unaudited)

         Furniture and Fixtures                         $446,635                   $  358,886
         Office Equipment                              1,123,271                      910,119
         Computer Equipment                            2,698,966                    2,045,023
                                                      ----------                   ----------
                                                       4,268,872                    3,314,028
         Less Accumulated Depreciation                 2,034,122                    1,091,764
                                                      ----------                   ----------
         TOTAL                                        $2,234,750                   $2,222,265
                                                      ==========                   ==========


         Depreciation expense for nine months ended September 30, 2000, and the year ended December 31, 1999 was $942,359 and $669,553, respectively. Depreciation for the nine months ended September 30, 2000, includes amounts related to network infrastructure equipment and computers that are revenue generating. As such, depreciation related to those assets in the amount of $95,526 has been charged to cost of sales. The remaining $846,832 is expensed as a general and administrative expense.

NOTE 6 - EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED

         In August 1998 the Company completed the acquisition of 99% of the outstanding stock of TechnoVision. It accounted for that acquisition on a purchase method of accounting, and recognized Goodwill in connection with that acquisition. During the three months ended September 30, 2000, the Company recognized additional Goodwill (Excess of cost over fair value of assets acquired) of $1,500,000 resulting from the settlement of a class action lawsuit pending against the Company and TechnoVision. Another defendant in the action has contributed $300,000 of the $1,500,000 to settle claims against it.

         During and after the TechnoVision acquisition, the Company has been actively developing new software-based technology for providing advanced communication solutions. TechnoVision is no longer selling product in the marketplace. All of the Company's resources are aimed at supporting its new technologies and solutions. Further, all revenues going forward are expected to come from sales of its new technology.

         Consistent with Generally Accepted Accounting Principles, the Company reviews its long-lived assets to identify whether the carrying amount of its assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. During the three months ended September 30, 2000, the Company reviewed the excess of cost over fair value of net assets acquired in the purchase of TechnoVision Communications, Inc. for impairment. The Company has determined the fair value of the assets to be zero, as the future net cash flows from the wholly owned subsidiary is expected to be zero, and recorded a loss on impairment of $3,133,215 for the unamortized balance.

NOTE 7 - ACCRUAL FOR LITIGATION SETTLEMENT

         During the three months ended September 30, 2000, the Company reached negotiated agreements to settle all material litigation pending against it and its TechnoVision subsidiary. In connection with those agreements, the Company recorded an accrued liability for $1,200,000 for the settlement of certain class action litigation on behalf of it's TechnoVision subsidiary.

                                                 TERAGLOBAL COMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                              SEPTEMBER 30, 2000

--------------------------------------------------------------------------------


NOTE 8 - COMMITMENTS AND CONTINGENCIES

         Leases

         The Company's TechnoVision subsidiary had entered into certain non-cancelable capital leases for computers and software. The Company entered into an agreement with the bankruptcy trustee for the leasing company to purchase those assets in December 1999. The Company paid $700,000 in January 2000 to consummate that purchase.

NOTE 9 - SHAREHOLDERS' EQUITY

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

         In conjunction with the Unit Offering during the three months ended June 30, 2000, the Company also sold 2,665,079 units of shares of common stock and warrants, for a total of $6,852,584, net of offering costs of $499,505. Each unit sold for $2.75 and consisted of one share of common stock and a warrant conferring to the holder the right to purchase an additional one-half share of common stock at $4.00 per share. The warrants expire on December 23, 2001, and are redeemable for $0.01 per warrant by the Company in the event that the Company's common stock trades at a price in excess of $7.00 per share for twenty consecutive trading days. Using the Black-Scholes pricing model, the warrants have a value of $0.2169 per warrant, or a total of $289,023.

         The offering costs of the Unit Offering consisted of cash commissions of $476,373, or 6.5 percent of the gross offering, and 106,603 warrants, or 4 percent of the units subscribed, valued at $23,122.

         During the three months ended September 30, 2000, the Company received $40,275 in connection with the exercise of stock options for an aggregate of 27,250 shares of common stock.

                                                 TERAGLOBAL COMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                              SEPTEMBER 30, 2000

--------------------------------------------------------------------------------


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

         During the three months ended September 30, 2000, the Company granted certain employees 36,730 options under the 1997 Plan at exercise prices ranging from $2.50 to $3.31 per share and 153,520 options under the 1999 Plan at exercise prices ranging from $1.91 to $3.31 per share. Employees exercised 27,250 options during the same time period

         The following schedule summarizes the stock options transactions:

                                                        Stock Options     Weighted Average
                                                         Outstanding       Exercise Price
                                                         ---------------------------------

                 Outstanding, December 31, 1999           2,635,610           $7.82

                            Granted                         543,450           $5.84
                            Forfeited                      (512,790)          $8.85
                            Exercised                      (182,230)          $1.60
                                                          ---------           -----

                 Outstanding, September 30, 2000          2,484,040           $3.74
                                                          =========           =====

                 Exercisable, September 30, 2000          1,662,190
                                                          =========




NOTE 10 - SUBSEQUENT EVENTS

         Subsequent to September 30, 2000, the Company granted certain employees 18,500 options under the 1997 Plan at exercise prices ranging from $1.90 to $2.38 per share

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

         The third quarter was a transitional period for the Company as it enters a new phase in its development. During this period the Company resolved all issues related to its acquisition of TechnoVision and resolved all major litigation pending against it. The TechnoVision product line is no longer in the marketplace. Accordingly, the Company's financial statements reflect a write off of all Goodwill associated with the TechnoVision acquisition. The Company has initiated marketing of its commercial version of TeraMedia, and all of its resources are supporting the new technology. The Company's development efforts for TeraMedia have led to support for Ethernet and other IP based networks expanding its potential market. As discussed below, the Company is taking active steps to bring its new technology and solutions to each of the end user, service provider and technology provider markets with an expanded business plan.

         The Company develops advanced networking software that enables both advanced real-time communications of voice, video and data as well as media streaming over standard broadband networks. In delivering its solutions, the Company takes advantage of recent paradigms in technology:

* Moore's law continues to prove true, delivering increasing processing power in endpoint devices.
* The server is becoming the network workhorse, as the use of local and network-based servers for hosting networking functionality and applications continues to grow.
* High-speed networks continue to proliferate using standardized transport protocols such as Internet Protocol ("IP") and Asynchronous Transfer Mode ("ATM").

         Capitalizing on these paradigms, the Company has developed network designs, network enabling software and applications that deliver in flexible software the features and functions that were traditionally delivered in expensive, specialized hardware. The Company's networking software maximizes the performance of the network, delivering true end to end Quality of Service over ATM networks or policy-based Class of Service over CoS enabled Ethernet or other IP-based networks. That performance lets the Company deliver voice, video and data communications as well as media streaming with precise quality and extremely low latency.

         The Company's first application suite to take advantage of this network design and network enabling software is TeraMedia. Originally written for Apple Computer's Power Macintosh line of desktop computers, TeraMedia is industry-leading technology for voice, video and data communication in an integrated solution. TeraMedia delivers simultaneous full-screen, high quality video at 30 frames per second with the lowest latency in the industry; audio that exceeds telephone quality; extensive collaboration over standard media types including text, graphics, audio, video, 3-D and virtual reality. It is clearly the next best thing to being there, letting users see and talk to one another, individually and in groups, and simultaneously interact over documents, spreadsheets, audio, video and print media, all from the desktop.

         The Company is now taking its current technology and solutions to market in three approaches. It is selling its TeraMedia software suite to end users, capitalizing on the exploding demand among large organizations for private network solutions to enhance communication. The majority of the Company's initial marketing efforts have been geared toward this market.
In addition, the Company is now actively pursuing relationships with the service provider market, including broadband suppliers, telephone carriers, Internet Service Providers, and Application Service Providers. Sales to service providers provide them with a means to increase demand for their existing network infrastructure, while giving the Company the benefit of the service provider's existing customer base and expertise in network operations. Finally, the Company's solutions are comprised of a number of independent elements. The Company is beginning to actively market and sell its technology and solutions to those entities that provide technology and infrastructure to the service provider market.

         The Company is focusing its technology development in three areas. The first area is to increase the operating systems and platforms that TeraMedia supports to include additional common platforms. The second area is to increase the number of access methodologies that the Company's network solutions will support. During the second quarter the Company announced Class of Service support for its solutions over Ethernet and other IP based networks. The Company is actively evaluating the solutions that it can deliver over wireless networks as well as DSL. The third area is incorporating additional endpoint devices into the network. Working with the Session Initiation Protocol standard, the Company is evaluating ways to enable additional endpoint devices, such as cell phones and wireless PDAs to access communication sessions. Each of these areas is in the evaluation stage and represents the Company's intent at this time. The Company has not firmly committed to specific deliverables or timeframes. The priority of these efforts and the precise timing will depend upon customer demand as well as the development of partner relationships.

         TeraGlobal Communications Corp. commenced operations in February 1997. In August 1998, the Company acquired 99% of the outstanding stock of TechnoVision Communications, Inc., a Georgia corporation ("TechnoVision"). At the time of the acquisition, TechnoVision was generating revenue from the sale of hardware-based video conferencing equipment. During this period, the Company continued development of its TeraMedia product. Commencing in late 1998 and early 1999, the Company worked with a group of early adopters on beta versions of the TeraMedia service. The first commercial version of service was launched in September 1999 at Motorola's Horizons '99 Analyst Conference. The Company released version 2.0 of the TeraMedia service in May 2000, with enhanced reliability, robustness and market oriented features and is bringing its 2.5 release to market in the fourth quarter.

         The Company's financial statements consolidate the information relating to its subsidiaries, including TechnoVision. The financial statements for 1999 include revenue from TechnoVision relating to sales of its TeraConference product. Conversely substantially all of the revenues and costs of goods sold in 2000 relate to sales of the Company's TeraMedia service.

         The Company entered into negotiated agreements during the quarter to settle all material litigation pending against it and its TechnoVision subsidiary. See Legal Proceedings, Part II, Item 1 below. The financial statements reflect all payments made and to be made in connection with the resolution of those lawsuits. In addition, the Company has written down the goodwill associated with the TechnoVision acquisition. TechnoVision has not sold any product during 2000, and Management believes that TechnoVision will not significantly contribute to operations going forward

         During the third quarter of 2000, the Company continued its sales efforts on direct and indirect sales focusing on the government, education and entertainment markets. To that end, it secured contracts with an additional VAR and other customers. However, those contracts will not generate revenue until the fourth quarter. The Company is generating significant leads in each of the end user, service provider and technology provider markets. It is actively recruiting experienced sales personnel to augment its direct sales staff, and will continue to do so for the foreseeable future. It is also focused on hiring additional personnel to address the service provider and technology provider market

RESULTS OF OPERATIONS

         The following table sets forth the selected unaudited results of operations for the nine months ending September 30, 2000, and September 30, 1999.

STATEMENTS OF OPERATIONS DATA:      NINE MONTHS ENDING     NINE MONTHS ENDING
                                    SEPTEMBER 30, 2000     SEPTEMBER 30, 1999
                                       (UNAUDITED)            (UNAUDITED)
                                    ------------------     ------------------

Sales                                         $261,748               $274,407
Cost of Sales                                  213,401                178,161

General and administrative                   7,321,599              5,334,046
Sales and marketing                          1,101,821                242,382
Research and development                     2,812,164              4,558,264

Net Loss                                  $(14,128,408)          $(10,122,795)

Basic loss per common share                     $(0.68)                $(0.56)
Weighted average common shares              20,855,834             17,941,015
Outstanding


THIRD QUARTER 2000 COMPARED TO THIRD QUARTER 1999.

          SALES. Sales for the three months ended September 30, 2000, and September 30, 1999, were $37,020 and $130,542, respectively, a reduction of 72 percent. Sales for the nine months ended September 30, 2000, and September 30, 1999, were $261,748 and $274,407, respectively, a reduction of 5 percent. Sales during the three and nine months ended September 30, 2000, were primarily attributable to existing service contracts with early adopters of the Company's TeraMedia service. Sales during the three and nine months ended September 30, 1999 were primarily generated from the Company's TechnoVision subsidiary.

           The Company has entered into negotiations with certain early adopters to restructure the existing service contracts. The Company has not yet finalized these agreements and therefore did not recognize revenue in the three months ended September 30, 2000, under these agreements. The Company expects to recover the related revenue in the fourth quarter.

          Sales for the fourth quarter of 2000 are expected to increase significantly over the third quarter, based on purchase orders the Company has received to date, and the number of proposals requested from potential customers. The Company is undertaking a number of initiatives to increase its sales and marketing exposure, including additions to its sales and marketing staffs, increased advertising and trade show participation, active solicitation of VARs for TeraMedia, and the active pursuit of strategic alliances with service providers and technology providers. All of these efforts are designed to increase sales for the fourth quarter and into 2001.

         COST OF SALES. Cost of sales for the three months ended September 30, 2000, and September 30, 1999, were $69,609, resulting in a negative gross margin, and $99,051, or a 24% gross margin, respectively. Cost of sales for the nine months ended September 30, 2000, and September 30, 1999, were $213,401, a gross margin of 18%, and $99,051, a gross margin of 24%, respectively. Cost of sales for the nine months ended September 30, 2000, is comprised primarily of depreciation of network equipment and the cost of bandwidth related to service contracts. Cost of sales for the three and nine months ended 1999, was primarily hardware costs.

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

         GENERAL AND ADMINISTRATIVE. General and administrative expenses were $2,533,702 for the three months ended September 30, 2000, compared to $2,300,811 for the three months ended September 30, 1999, an increase of $232,891, or 10 percent. General and administrative expenses for the nine months ended September 30, 2000, were $7,321,599, compared to $5,334,047 for the nine months ended September 30, 1999, an increase of $1,987,552, or 37 percent.

         Legal expenses increased from $176,125 for the three months ended September 30, 1999, to $251,643 for the three months ended September 30, 2000, an increase of 43 percent. Legal expenses increased from $407,551 for the nine months ended September 30, 1999, to $536,637 for the nine months ended September 30, 2000, an increase of 32 percent. Non-cash charges include depreciation expense of $476,797 for the three months ended September 30, 2000, compared to $166,925 for the three months ended September 30, 1999. Depreciation for the nine months ended September 30, 2000, was $846,832, compared to $441,459 for the nine months ended September 30, 1999, an increase of 92 percent.

         During the three months ended September 30, 2000, the Company recognized a one time charge of $356,343 in connection with a severance agreement with a certain officer of the Company.

         During the three months ended September 30, 2000, the Company concluded that the Goodwill (Excess cost over fair value of net assets acquired) recognized in the purchase of its TechnoVision subsidiary was impaired. As such, it recognized the loss and recorded an expense of $3,133,215.

         The Company feels it has developed an infrastructure capable of supporting significant increases in sales activity. General and administrative expenses are expected to decline as an overall percentage of expenses. Additionally, the Company expects legal expenses to decrease as it has negotiated to settle all material litigation pending against its TechnoVision subsidiary. Also, non-cash expenses will decrease as the Company has recognized all expenses associated with the purchase of TechnoVision.

         RESEARCH AND DEVELOPMENT. Research and Development expenses were $752,198 for the three months ended September 30, 2000, as compared to $1,517,597 for the three months ended September 30, 1999, a decrease of $765,399, or 102 percent. Research and development expenses for the nine months ended September 30, 2000, and September 30, 1999, were $2,812,164 and $4,558,264, respectively, resulting in a reduction of $1,746,100, or 38 percent.

         The Company views its technological strength as a key to its success and will continue to pursue research and development efforts. However research and development expenses as a percentage of total revenues or operating expenses is expected to decline going forward because of the transition to a product-oriented operating company. As TeraMedia and other products are finalized, development efforts aimed at refining the product or supporting access to specific vertical markets will be charged to general and administrative expenses

         SALES AND MARKETING. Sales and marketing expenditures were $390,419 in the three months ended September 30, 2000, as compared to $131,308 in the three months ended September 30, 1999, an increase of $259,111 or 197 percent. Sales and marketing expense for the nine months ended September 30, 2000, and September 30, 1999, were $1,101,821 and $242,382, respectively, or an increase of 355 percent.

         The Company will increase selling and marketing expenses over the near term. The Company is actively seeking to double the number of dedicated sales people on staff during the fourth quarter, with continued increases continuing throughout 2001. The Company will also increase marketing expenses related to lead generation, including expenses related to staff, advertising and trade show participation.

         INTEREST REVENUE AND INTEREST EXPENSE. Interest revenue for the three months ended September 30, 2000, and September 30, 1999, was $112,614 and $171,024, respectively, a decrease of $58,410, or 34 percent. Interest revenue for the nine months ended September 30, 2000, and September 30, 1999 was $239,033 and $252,706, respectively, a decrease of 5 percent. Interest revenue is generated from short-term investments of available cash. Interest expense for the three months ended September 30, 2000, and September 30, 1999, was $22,483 and $105,329 respectively, a reduction of 79 percent. Interest expense for the nine months ended September 30, 2000, and September 30, 1999, was $46,989 and $337,054, respectively, or a reduction of 86 percent. Interest expense for the three and nine months ended September 30, 1999, was primarily due to interest related to certain capital leases. The Company entered into an agreement to purchase the leased equipment in December 1999 and completed the terms of that agreement in January 2000.

LIQUIDITY AND CAPITAL RESOURCES

       As of September 30, 2000, the Company had cash and cash equivalents totaling $4,647,145, of which $1,200,000 was invested into an escrow account pending the settlement of certain litigation. The Company had a working capital surplus of $2,101,110.

       For the three months ended September 30, 2000, and September 30, 1999, net cash used in operating activities was $2,698,756 and $2,589,168, respectively, an increase of 4 percent. Net cash used in operating activities for the nine months ended September 30, 2000, and September 30, 1999, was $8,880,526 and $6,773,618, respectively, an increase of 31 percent, due primarily to increased operating losses.

       During the three months ended September 30, 2000, and September 30, 1999, the Company made capital expenditures of $127,644 and $256,875 respectively, a reduction of 50 percent. During the nine months ended September 30, 2000, and September 30, 1999, the Company made capital expenditures of $954,844 and $660,775 respectively, an increase of 44 percent.

         The Company expects cash flows from operating activities to be negative over the foreseeable future. Available cash and anticipated revenues from operations will be adequate to fund operations over the next three to four months. Consistent with its business strategy, the Company's financing plan involves near term and intermediate term financing. In the near term the Company has initiated discussions with a number of potential financing sources. It is actively negotiating term sheets with financial institutions for a potential equity financing. However, no firm agreement or commitment to provide such financing exists at this time, and no assurances can be given with respect to the terms upon which such a financing will take place. In the intermediate term, the Company will seek a strategic investment from a potential channel or development partner.

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

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company was a party to certain litigation matters as described in its Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999 and its quarterly reports on Form 10-QSB for the periods ended March 31, 2000 and June 30, 2000. The Company has entered into negotiated agreements to resolve each of those actions.

         NORINE LAM AND CLIFTON KEES ET AL. V. VIDEO STREAM INTERNATIONAL, INC. ET AL. The Company was named in a securities class action lawsuit filed by two former TechnoVision shareholders on July 15, 1998 in Los Angeles County Superior Court. The complaint named the Company, TechnoVision, Grey Venture Capital, Inc., and certain present and former officers and employees of each as defendants. The complaint alleged that the Company, TechnoVision, and Grey Venture Capital, Inc. each conspired and engaged in fraudulent and deceptive sales practices in connection with TechnoVision's private placement of securities in an offering conducted by Grey Venture Capital, Inc. from November 1997 through May 1998. The Complaint sought rescission of the $4 million offer, plus interest and attorneys' fees. The Company and its affiliates reached a complete settlement with the plaintiff class in September, 2000. In connection with the settlement, the Company paid $1,200,000 into a fund for distribution to all class members. As a condition of the settlement, each class member executed a complete release of all claims in favor of the Company. The action was dismissed.

         ANTHONY YOHE V. VIDEO STREAM INTERNATIONAL, INC., ET AL. This action was filed in United States District Court, Central District of California in July 1999 and purported to be a class action on behalf of certain shareholders of the Company. Mr. Yohe, who was the only named plaintiff, was the principal of Grey Venture Capital, which conducted a private placement for the Company's TechnoVision subsidiary, and was the subject of the Lam & Kees matter discussed above. In the lawsuit Mr. Yohe alleged various causes of action against the Company, TechnoVision and certain officers and directors of each, including: securities fraud; material misrepresentations; negligent misrepresentation; and negligence. The Company filed a counter-complaint against Mr. Yohe alleging breach of contract in connection with his participation in TechnoVision's private placement. The Company and its affiliates reached a complete settlement with Mr. Yohe in September, 2000. In connection with the settlement agreement Mr. Yohe has agreed to dismiss his complaint and pay the Company $150,000 on its counter-complaint. The obligation to repay that amount is secured by a $450,000 judgment against Mr. Yohe if he fails to pay in full prior to December 31, 2001. As part of the settlement, Mr. Yohe executed a complete release of claims in favor of the Company. The complaint was dismissed. A $450,000 judgement was entered on the counter-complaint.

         There is currently no material litigation pending against the Company



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

                  Number     Description                     Method of Filing
                  ------     -----------                     ----------------
                  27         Financial Data Schedule         Filed herewith

          b)      Reports on Form 8-K

                  On October 4, 2000, the Company filed a report on Form 8-K announcing a settlement to resolve certain litigation between the Company and Anthony Yohe.

                  On September 20, 2000, the Company filed a report on Form 8-K announcing the resignation of David Fann as Chief Executive Officer and Chairman of the Board

               In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  November 14, 2000          TERAGLOBAL COMMUNICATIONS CORP.


                                   By: /s/ FRED MCGEE
                                   -----------------------------------
                                   Fred McGee, Chief Financial Officer

                                   By: /s/ PAUL COX
                                   -----------------------------------
                                   Paul Cox, President