Form 10KSB
period 2000-12-31
TERAGLOBAL COMMUNICATIONS CORP
filed 2001-03-30
CIK 1071876

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                |X| ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2000

                 |_| TRANSITION REPORT PURSUANT TO SECTION 13 or
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

      Check whether the Registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosures will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K-SB or any amendment to this Form 10-KSB |_|.

      The Registrant generated operating revenues of $389,082 for the fiscal year ended December 31, 2000.

      The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 26, 2001, was $7,879,805. For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of the Registrant were "held by affiliates." This assumption is not to be deemed to be an admission by such persons that they are affiliates of the Registrant.

      As of March 26, 2001, the registrant had outstanding 26,906,282 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of Registrant's Proxy Statement relating to its 2001 Annual Meeting of Shareholders are incorporated by reference into Part III of this report. The Proxy Statement will be filed with the Securities and Exchange Commission no later than April 25, 2001.

      Transitional Small Business Disclosure Format: Yes |_| No |X|

                                     PART I

      The Business Section and other parts of this Annual Report on Form 10-KSB contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled "Risk Factors That May Affect Operating Results" under Part II, Item 6 of this Annual Report on Form 10-KSB.

ITEM 1. BUSINESS

Overview

      TeraGlobal Communications Corp., a Delaware corporation (the "Company") develops advanced networking software that enables real-time voice, video and data communication and collaboration. The applications are based on the Internet Protocol (IP), and can run over any common broadband network that delivers IP packets. The Company's current application suite, marketed under the name TeraMedia(R), delivers Voice over IP, Video over IP and data collaboration simultaneously over a single broadband connection. The Company refers to the combination of voice, video and data over a single network as "converged" communications.

      The Company was formed in 1997 as a Wyoming corporation. It did not undertake any material operations in 1997. Subsequently, the Company changed its state of incorporation to Delaware.

      In 1998 the Company made a series of formative acquisitions aimed at accumulating the intellectual property and other resources necessary to deliver a converged communication solution. In July, the Company acquired all of the membership interests in ISG Acquisition, LLC, a Delaware limited liability company ("ISG"). Structured as a cash transaction, the acquisition secured certain intellectual property rights for the Company. In August the Company acquired 99.1% of the outstanding common stock of TechnoVision Communications, Inc., a Georgia corporation ("TechnoVision"), in a stock for stock exchange. TechnoVision was reselling a line of hardware-based video conferencing products through a direct sales force. Finally in December 1998, the Company acquired the high technology design engineering business of Design Analysis Associates, Inc., a Utah corporation in a stock transaction. The transaction secured additional network and hardware engineers, intellectual property rights and equipment.

      The Company's focus for 1999 was research and development of networking software and applications to deliver next generation network performance in software, running over general-purpose servers and computers. Beta versions of the software were demonstrated and released to early adopter customers in early and mid 1999. The feedback from those demonstrations was used to develop the Company's network architecture and to refine features and functionality in the applications. The Company then developed specific applications for presentations, collaboration and assessment. In October 1999 the Company released the first commercial version of TeraMedia(R).

      During 2000, the Company focused on refining its TeraMedia(R) software, and initial sales and marketing. Its development efforts centered on taking TeraMedia(R) to a larger network base. At the outset of 2000, TeraMedia(R) operated over ATM based private networks. During the year, the Company added support for Ethernet and other networks, moving the solution to virtual private networks and even public networks. The Company's other primary focus was introductory sales of TeraMedia(R) to end-users. Initial sales were made to customers in the government, educational and entertainment markets.

Business Opportunity

      As the Company moves into 2001, it is pursuing a substantial business opportunity. The Company's mission is to be the enabling technology for next generation network solutions. Its focus will be on continued development efforts to bring its software to larger market opportunties, and on leveraged sales to establish market penetration for its networking software.

      The communications industry is broad and rapidly growing. Each year network service providers and end users invest billions of dollars in hardware and software infrastructure. The growth of data networks has only increased the demand for communications infrastructure, which has blossomed into a combination of public and private networks, the Internet, Intranets and Extranets.

      Both public and private communications networks have developed using multiple generations of infrastructure from different technology and infrastructure providers. These infrastructure elements--switches, hubs, routers, bridges, multiplexors, etc.--have been complex proprietary combinations of hardware and software unique to each vendor. Often these network elements are designed to perform specific functions and cannot be upgraded to support new features or standards.

      Further complicating the network, as different services have developed such as video and data transmission, they were initiated on their own network infrastructure. Thus different types of communication services--voice, video and data--have traditionally been delivered over separate networks or merely integrated at the backbone transport level and not at the source. The proliferation of specialized hardware and different networks for different services creates complexity and expense for the communication services marketplace.

      This network model is inefficient and expensive. With advances in technology, it is now possible to deliver advanced communications, including real-time voice, video and data, as well as content distribution, over broadband networks. Further these various forms of media can be converged at the desktop, and not just on the backbone.

      There are a number of companies that are developing solutions to combine voice services or video over what are traditionally data networks. Often these solutions involve combinations of special purpose hardware and software. The Company's development approach is to rely on software running over general purpose computing devices. The introduction of TeraMedia(R) has proved that the Company's unique networking software efficiently delivers next generation solutions over existing broadband infrastructure.

      The Company believes that software will be the driving force behind next generation network solutions because of the emergence of four fundamental technology trends:

      Moore's Law. Processing power at the network end-points continues to increase at lower price points. Low cost and low power general-purpose supercomputing processors are now available from multiple manufacturers. This enhanced processing power means greater flexibility. Network functions that have historically required complicated and proprietary hardware can now be delivered entirely in software using high performance general-purpose processors. Desktop and even laptop computers are now capable of delivering audio and video compression and decompression as well as data transmission simultaneously and in real-time.

      Server-Based Networking. The server is rapidly becoming the network workhorse, providing a myriad of services. As with end-points, the increased processing power in the server has allowed it to deliver in software, capabilities that are currently delivered only with specialized hardware. Signaling, routing, transcoding and authentication can all be performed in software using a general-purpose server. Additionally, several vendors now deliver servers that achieve mission critical operating performance, essential for supporting business enterprise and mass consumer communication services.

      Standardized Broadband. Broadband networks are rapidly proliferating over multiple physical layers including fiber, copper, satellite-based wireless, and land-based wireless. Each of these physical layers is capable of delivering several megabits of data per second per channel with an entire industry focused on increasing this data rate. In addition, the communications industry has centered on standardized protocols, particularly IP and ATM. Moreover, technology and increased competition are reducing the cost per packet to deliver content over common broadband networks, making advanced communication services affordable to a larger percentage of the overall market.

      High Performance Packet Switches. All major switch manufacturers now deliver non-blocking wire speed packet switches that can deliver astronomical numbers of packets per second. This is a critical capability for delivering Quality of Service, scalability, multicast and the convergence of voice video and data services over a single network connection.

      The combination of these trends has allowed the Company to deliver next generation network performance entirely in software. The Company's software delivers high performance applications like real-time voice and video. Because it does not depend on special purpose hardware, the Company's software reduces network complexity. It takes advantage of switch and server technology for scalability, reliability and assured availability. Since features or enhancements can be added through software modifications, the Company's software is extremely cost effective for the network operator.

Products

      The Company's software has three primary components: (1) a low-level networking component called the Unified Communications Framework (UCF), (2) a suite of server and client applications marketed under the product name TeraMedia(R), and (3) a suite of code libraries and software development tools that support application development.

The Unified Communications Framework

      TeraGlobal's UCF is a packet management system that efficiently utilizes the Internet Protocol (IP). It contains interface drivers, communication protocol stacks, network signaling, call controls, session management and other advanced networking capabilities. The UCF does not concern itself with the content of the packet--whether voice, video or data--but makes certain that each packet is delivered to its destination within the required Quality of Service
(QoS) guarantees.

      The UCF is extremely flexible and operates over all networks that support various transport layers for packet delivery, including Ethernet, ATM and Sonnet based networks. The UCF also operates over several types of physical infrastructure, including DSL, T-1, E-1, DS-3, and OC-3. It also operates over wireless networks including the 802.11 standard for local area networks, and the Company is conducting tests over the LMDS standard for wide area networks. The UCF can be deployed over private or virtual private networks, as well as semi-private networks such as Extranets.

      The UCF does not improve the delivery characteristics of the underlying physical network. It does however take maximum advantage of the service characteristics within that network. The UCF delivers true QoS for IP-over-ATM based networks. It also takes full advantage of policy-based Class of Service
(CoS) over Ethernet and other IP based networks.

      The UCF is the development foundation for delivering a new generation of real-time two-way voice, video and data enabled communication services. Servers and computer workstations that are enabled with the UCF software, in combination with the new generation of packet switches, can deliver any communication service from video on-demand and video conferencing to high performance Internet and voice services like telephony.

      The UCF operates in a layer between the physical network and the application layer. Therefore, the UCF can be modified to support new communications protocols or network infrastructure without impacting the applications that run over it. The UCF also hides the complexity of the network from any client and server applications. The Company intends license the UCF and a software developer's toolkit to applications developers. Applications developers can then write applications to the UCF's call structure and obtain the benefits of the UCF's efficient packet delivery capabilities without becoming involved in the intricacies of the network mechanics.

The TeraMedia(R) Application Suite

      The Company's current application suite, TeraMedia(R), includes applications for group audio and video conferencing, whiteboard collaboration, content delivery, document sharing and assessment. Initially written for Apple Computer's Power Macintosh line of desktop computers, TeraMedia(R) is industry-leading technology for voice, video and data communication integrated all the way to the desktop. TeraMedia(R) is a communication solution that allows any number of users to see, talk, and interact with one another in real-time. That interaction includes the creation of and collaboration with all forms of media including text, imagery, 3-D objects, virtual reality, audio, and/or video. Using the UCF, TeraMedia(R) operates over any network that supports the delivery of IP packets.

      TeraMedia(R) incorporates the functionality of the telephone, videoconferencing systems, and high-end computers in a single secure solution. TeraMedia(R) also has the unique ability to establish a group session with audio, video and data exchange at any time without the need for specialized hardware, services or scheduling. Once a communication session is established, TeraMedia(R) includes the following types of service:

      Access(TM). The Company developed the Access(TM) application for user authentication, communication session management and as the portal to all other TeraMedia(R) applications and services. Access(TM) works with the Registry Server software to deliver user authentication and presence. Access(TM) also lets the user launch their preferred Internet browser or email application, contact a help desk service, join an existing communication session, open content stored on special servers, modify user preferences or view a log of all activities conducted while using TeraMedia(R). Most importantly, Access(TM) provides a Contact Management tool. To initiate any form of communication between any number of TeraMedia(R) users, one need only select the name or names of the other users and then the communication service they desire. The Contact Manager publishes who is on the network, irrespective of whether an individual logs in at their own desktop or in an office across the country. The Contact Manager also centrally maintains mailing address and other contact information through the Registry Server software, which can be edited, imported, and/or exported. Access(TM) provides a dramatic reduction in the complexity of communicating with one or more other individuals using any combination of voice, video and data. In fact, Access(TM) allows any service to be available on demand without the cost, labor or complexity presented by all other current forms of group conferencing.

      TeraVideo(TM). The TeraVideo(TM) application delivers real-time high-quality 30 frames per second video from person to person or to a group.
The source resolution of the video is currently set to 320x240 pixels, but can be displayed at multiple resolutions up to the highest resolution of the receiving display (1024x768 pixels, etc.). However, the underlying software supports higher video source resolutions from 640x480 pixels all the way to 1280x720 pixels. Higher video resolution requires greater network bandwidth and processing power. This is possible because every aspect of video delivery is done entirely in software. This is in contrast to standards like H.323, which limit you to a video source resolution of 176x144 or 352x288 pixels.
This flexible and scalable approach will enable the Company to develop video applications ranging from a low quality video Internet service to delivering HDTV video for medical applications. Additionally, TeraVideo(TM) supports up to 63 FireWire(TM) cameras connected to a single end-point as well as any NTSC video source from an analog pan and tilt camera to a VCR. TeraVideo(TM) delivers the highest quality lowest latency video in the industry, yet consumes the least amount of network bandwidth. A user can also manually lower the frame rate and quality settings of a video stream allowing it to consume even less network bandwidth to free bandwidth as required for a second video stream or other bandwidth intensive services.

      TeraAudio(TM). The TeraAudio(TM) application delivers real-time high quality audio in a two-way or managed group fashion. A user can select any available audio source, including a microphone, music CD or other devices like a VCR. TeraAudio(TM) also lets the user choose mono or stereo, audio CODECs or no compression. It even provides a choice of audio sampling rates all the way to 48K samples per second, meeting the unique needs of the audio professional. All of this capability is also available to the user in the TeraVideo(TM) application, but is put in an independent application for those who just want on demand real-time audio conferencing. The TeraAudio(TM) application's point and click interface is easier to use than a telephone, particularly when calling more than one other person.

      Virtual Whiteboard(TM). The Virtual Whiteboard(TM) application is a real-time many-to-many omni-media collaboration tool. It allows individuals and groups to view, share and manipulate any type of digital media simultaneously in real-time. Through the Virtual Whiteboard(TM) application's common workspace, users can interact with and manipulate virtual reality scenes, pre-recorded video and audio clips, Adobe Acrobat PDF files, 3D imagery and high-resolution graphics. The Virtual Whiteboard(TM) application lets any number of users interact with the media at the same time. It also provides electronic colored "chalk" for each user to mark up the contents of the common workspace. It also supports unlimited "undo" and "redo" functions allowing a group of participants to navigate forwards and backwards in time through a collaborative session. The Virtual Whiteboard(TM) also includes the ability to save the contents of the common workspace as changes are made as a QuickTime movie for later playback and review.

      Assessment(TM). The Assessment(TM) application is a powerful solution for gathering feedback from any number of users of a group session in real-time. The assessment process is the most labor-intensive aspect of education, training and skill certification. The Assessment(TM) application lets a user poll a group, conduct a vote, conduct a survey, determine if consensus on an issue is achieved or deliver a quiz or examination. This is possible without consuming valuable session time and is done in an automated fashion. The Assessment(TM) application includes the ability to use notification, yes/no, true/false, multiple choice, and short answer questions. All of the questions can have one or more attachments consisting of any file, document or media type required for the assessment process. At the end of the assessment process the application generates a formatted report of the results in a text or HTML format. TeraGlobal will work with any customer to output the assessment results into any database system desired.

      Matinee(TM). The Matinee(TM) application is a course or presentation authoring tool that also controls the distribution of the completed content in real-time to any size group. The Matinee(TM) application uses a graphically based, fill-in-the-blank and drag-and-drop interface designed to be a universal scripting language for building dynamic educational, training and operational management content. Matinee(TM) is an omni-media application as is Assessment(TM) and the Virtual Whiteboard(TM). Using powerful rendering and animation engines, Matinee(TM) presentations can be anything from a simple slide show to an advanced network-based simulation. The media elements that are incorporated into a Matinee(TM) presentation can reside anywhere on the user's network or the Internet. Matinee(TM) supports both leader-lead and self-paced presentations delivered from a single development process.

Software Developer's Toolkit

      The Company is developing and will continue to mature a Software Developer's Kit (SDK), including a suite of code libraries and tools that support the rapid creation of network aware applications. To date, the Company's SDK is incomplete and has been used exclusively for internal development of the TeraMedia(R) application suite. The SDK is designed, however, to let third party developers write new applications that take full advantage of the UCF. The code libraries include "engines" that can make applications audio, video, and omni-media aware. This can include ultra-high performance audio and video compressors and decompressors (CODECs), a multimedia animation and rendering library, a cache management library and drivers that support peripherals like digital cameras, microphones and even a fingerprint scanner. The Company has also developed an application interface builder and framework it calls the Rapid Development Environment (RDE). The RDE is a powerful object oriented cross platform approach to application development. It allows a small number of skilled C++ programmers to rapidly build extraordinarily powerful network based solutions.

Sales and Marketing

      The Company launched the first commercial version of its TeraMedia(R) software in October of 1999. All of its sales and marketing activities in fiscal 2000 related to the sale of the TeraMedia(R) product. The Company sold TeraMedia(R) under two principal models--a software model and a service model.

      Under the "software" model, the Company licenses the TeraMedia(R) software to the customer, who then operates the software on their own networks. Examples of software sales in fiscal 2000 included sales to the Naval Research Laboratories and the Chief Information Officer for the Department of the Navy. The Company receives only license fees for the TeraMedia(R) software, incidental equipment sales from the sale of cameras and other peripheral devices. The customer arranges for its own network infrastructure and support.

      Under the "service" model, the Company acts as a solutions provider. The Company enters into contracts for broadband connectivity, and reseller arrangements for computer hardware. The Company then acquires and maintains ownership of the network infrastructure. The customer is then granted a license to use the hardware and software during the term of a Service Agreement. The Service Agreement bundles the cost of connectivity, communication terminals, network infrastructure, and software into a single fixed monthly charge. Terms typically range from three years to five years. The Company then uses the proceeds from the Service Agreement to pay the connectivity costs, hardware costs, installation and integration costs.

      During 2000 the Company employed a direct sales force of four to nine people. They targeted direct sale opportunities to government, education and entertainment customers. Customer leads were generated primarily from referrals and attendance at trade shows. The Company generated $389,000 in TeraMedia(R) sales during 2000. Most of those sales were made under the service model to customers in the entertainment and corporate markets.

      The Company has implemented a number of changes aimed to increase its sales activities in 2001. First, the Company's product development efforts have opened access to substantially more networks. Initially an "ATM to the edge" solution, TeraMedia(R) now operates over Ethernet and Sonnet networks. It has also been enhanced to run over DSL, T-1 and wireless networks. Support for existing broadband networks reduces the network cost for end users. In addition, access to more types of network infrastructure gives the Company the freedom to bid on networks that have already deployed a broadband solution.

      Second, the Company is focusing more of its attention on software model sales. Because of the advances in the development side, the TeraMedia(R) application now runs on all common broadband infrastructures. Rather than sell a complete communication solution, the Company is focusing its sales efforts on those opportunities where the network infrastructure is already in place. Software sales provide the greatest profit margin to the Company. In addition, the Company is not required to dedicate resources to network infrastructure and installation or hardware procurement and integration.

      Third, the Company is placing significant emphasis on joint sales and indirect sales opportunities. The Company has put together programs and licensing arrangements in an effort to secure joint sale and indirect sale opportunities with broadband providers, systems integrators, original equipment manufacturers and value added resellers. These programs let the Company focus on software development, and take advantage of the service provider's infrastructure, knowledge and customer base.

      For 2001 the Company is focused on three target markets. First, the Company is currently selling TeraMedia(R) software to end users. Second, the Company is targeting the service provider market, including telephone carriers, Internet Service Providers, and Application Service Providers for resale into the end user market. Third, the Company is actively selling its solutions to technology and infrastructure providers in an effort to establish our solutions as an industry platform.

      The End User Market.

      Large organizations, whether government, corporate or educational, face a similar challenge--sharing the right information between the right people in a timely fashion. To address this challenge organizations devote significant resources to improve communication among remote locations through voice and video conferencing and data collaboration services. Yet current technologies require separate devices and networks that are complex, not readily scalable and provide limited functionality.

      The Company is marketing TeraMedia(R) to end users through direct and indirect sales channels. The current version of TeraMedia(R) operates with an Apple G4 Power Macintosh desktop computer as the endpoint device, and requires broadband connectivity for wide area networks. Consequently, the Company is focusing its sales efforts into markets that have traditionally deployed the Macintosh platform and use broadband networks, including government, education and entertainment.

      o Government. TeraMedia's(R) inherent capabilities for high-quality remote collaboration is ideal for widely dispersed government offices. In many cases, those offices are already connected to broadband networks, and TeraMedia(R) represents an extension of services that can be operated over existing infrastructure. TeraMedia(R) has been installed in a number of agencies in the Department of Defense including the office of the Chief Information Officer of the Department of the Navy, the Naval Research Laboratories, and the Defense Information Security Agency (DISA).

      o Distance Education. Distance education is the fastest growing segment in the education industry, and TeraMedia(R) is an ideal tool for distance education. Its video and audio services project the images of the instructor and students to one another creating a virtual classroom. Students can electronically raise their hand, and have their images can be projected to the rest of the virtual classroom. The Matinee(TM) and Virtual Whiteboard(TM) applications let the instructor compose lessons from any form of digital media and project them to the class. The Assessment(TM) application lets instructors conduct formal and informal examinations to assess the student's understanding as well as the instructor's success in conveying complex concepts to the class. TeraMedia's(R) authentication system uses a combination of passwords, fingerprint scanning and monitoring of live video to verify a student's identity, facilitating remote proctoring of examinations. The Company is working with Apple Computer's educational sales team to identify sales opportunities in this market, including those school districts and institutions that use the Macintosh platform. In addition, many states are initiating distance education programs and are contracting with service providers to provide broadband networks to connect schools, universities and educational institutions. TeraMedia(R) gives those entities the ability to deliver secure, real-time communications and collaboration to bring instructors and students together with tools that, in some cases, exceed the capabilities of face to face education.

      o Entertainment. TeraMedia(R) is also well suited to deployment in the entertainment market. TeraMedia(R) is a media rich, enabling voice and video collaboration over all types of digital media including audio, video, virtual reality, 3-D rendering and graphics. TeraMedia(R) supports standard media formats currently used by the entertainment and advertising community. TeraMedia(R) currently delivers functionality that allow advertisers and entertainment workers to coordinate remote review and editing of media and improve time to market.

      The direct sales efforts to end-users will focus on larger accounts, and entities that can act as referral accounts for specific industries. Direct sales are targeted to organizations that provide their own network and network support, and whose content distribution and collaboration needs require the addition of CoS or QoS in their network in order to deliver the desired quality of audio, video and overall performance. They are aimed at establishing initial market acceptance for the Company's product and providing direct customer feedback for its engineering and development efforts.

      TeraMedia(R) provides several value propositions to the end-user. It enhances communication and collaboration between remote offices. It can increase the productivity of key people and resources, letting them participate in truly interaction briefings throughout the country from their desktop. Better remote communication can mean reduced travel costs and opportunity costs. TeraMedia(R)'s simplified solutions and "on demand" functionality can result in reduced complexity and better use of converged communications networks. Finally the productivity enhancements from TeraMedia(R) can result in faster development times, quicker response times and faster times to market.

      The Service Provider Market.

      The service provider market includes all broadband carriers, hosting companies, Internet Service Providers, Application Service Providers and systems integrators. These entities have a customer base that they are billing for network based communications services. They know the customers' existing network configurations, and in many cases understand the customer's application requirements.

      The Company is aggressively seeking alliances with these service providers to act as Preferred Network Providers or Preferred Systems Integrators. The Company has put together a program for each type of service providers. Those programs establish the Preferred Network Provider or Preferred Systems Integrator as a value added reseller for TeraMedia(R), authorizing the service provider to sell TeraMedia(R) licenses to its customer base. The Company gets a license fee. The service provider makes a profit on the license fee, and has the opportunity to sell its connectivity, hosting or integration services.

      These alliances let the Company concentrate on its core strengths in developing innovative products and solutions. At the same time, the Company takes advantage of the service providers' core strengths in customer relationships and network operations. By approaching the market through service providers with extensive customer relationships, the Company can leverage its sales efforts and accelerate the roll out of its technologies. In addition, these service providers already have established infrastructure for hosting communication services such as TeraMedia(R) on their networks. This lets them take TeraMedia(R) into more geographic regions economically. It also provides them with more options for cost sharing and pricing of the TeraMedia(R) service on their networks.

      TeraMedia(R) offers several value propositions for the service provider:

      o TeraMedia(R) allows service providers to take a next generation solution to their customer base. TeraMedia(R) offers next generation performance of integrated voice, video and data. It addresses the market that is looking to differentiate itself though early adoption of productivity enhancing technology. It can also be used to solve performance problems on existing networks.

      o TeraMedia(R) lets the service provider differentiate themselves from their competition on the basis of applications. Broadband communications providers currently face intense competition. Trade journals for the industry discuss the potential for broadband to become a commodity. The TeraMedia(TM) application suite lets the broadband carrier or hosting provider differentiate themselves on the basis of the type of services they offer, as opposed to price.

      o TeraMedia(R) operates over common network infrastructure. Because TeraMedia(R) operates over common IP infrastructures and requires only switches and servers, service providers likely have the core network infrastructure they need to deliver converged communications. Moreover, the risk of trying TeraMedia(R) is low.
            If a service provider decided to discontinue the service, they could re-purpose the switches and servers to other functions.

      o Because it is video enabled, it drives demand for broadband and hosting services. Video is bit intensive. It requires broadband for effective delivery. TeraMedia(R) is video-enabled, delivering live two-way video. It also lets users collaborate over prerecorded audio and video, as well as other data types. As a result, TeraMedia(R) drives demand for broadband and hosting services.

      o Software-based applications can be centrally managed and distributed. TeraMedia's(R) features and functions are executed in software. As a result, TeraMedia installation and upgrades can be delivered electronically through a centrally managed network. A broadband provider or hosting provider may elect to charge separately for each application, and can turn applications on or off from a central location. Enhancements, feature additions and upgrades can also be delivered electronically through the network, reducing the need for service vehicles, personnel and installation infrastructure.

      o TeraMedia(R) is a platform for offering additional value added services in the future. Its TeraVideo(TM), TeraAudio(TM), Virtual Whiteboard(TM), Matinee(TM) and Assessment(TM) applications were initially developed as a suite because of their relevance to multiple markets. They are not the only applications that will run over the Company's network software. In fact, the Company will develop additional applications to target specific vertical markets, and will license third parties that are developing such applications. Consequently, TeraMedia(R), and the Company's network software are a platform for the service provider who can develop additional applications for sale on a value-added basis.

      Because of the opportunities that this market provides, and the speed with which service providers can take TeraMedia(R) to the market, the Company will devote significant efforts to securing these relationships. Through the value propositions outlined above, the Company is taking steps to ensure that selling TeraMedia(R) is extremely profitable for the service provider.

      The Technology/Infrastructure Market.

      The most significant trend in the technology/infrastructure market over the past several years is specialization. Technology and infrastructure providers who once developed complete solutions, are now focusing on core competencies and are extending features and function through acquisition, licensing and partnerships.

      TeraMedia(R) is built on a robust platform operating over common currently available general-purpose switches, servers, and desktop computers. Moreover, it is comprised of a number of discrete components with independent function and value. The granular nature of the software will let other equipment manufacturers and software developers customize solutions for their hardware to meet specific market needs.

      The Company does not build the hardware infrastructure needed to deliver a complete communication solution, but enables complete solutions through advanced networking software. The Company is actively pursuing alliances with technology and infrastructure vendors who will license all or portions of our software for embedding into their hardware or network solution. Similarly, TeraMedia(R) can enhance the value of a third party software offering as well. It can take a software product from the desktop to the network. It can also add communication and collaboration applications to the third party software.

      Technology providers receive several benefits through a TeraMedia(R) license.

      o Additional functionality that they can purchase at low costs versus internal development.

      o     Enhanced interoperability with other vendor's equipment.

      o     Rapid customization for capitalizing on new market opportunties.

      o     Moving Applications from the desktop to being "network aware".

      o The ability to add audio and video collaboration services to existing services at low cost.

      From the Company's perspective, sales to technology and infrastructure providers take advantage of their established sales organizations to the service provider market. It also leverages the maximum benefit from our patent and intellectual property rights. Finally, it has the potential to establish TeraGlobal as a major software platform for enabling next generation communications.

Competition

      The Company faces competition from a number of sources. Because the market for network based communications is newly developed, companies are approaching the market with a variety of solutions offerings. Different aspects of the Company's software compete with existing products from various entities.

      From the network perspective, the Company develops software to efficiently deliver packets across a network. In this endeavor, the Company has focused to date on the integration of real-time voice video and data over a single broadband connection. There are several other companies who develop infrastructure for the data and communications networks. Dominant players in this market include Cisco Systems, Inc., Lucent Technologies, Inc. and Nortel Networks. Each of these companies has announced a plan for delivering infrastructure capable of supporting voice, video and data. Cisco has announced its Architecture for Voice Video and Data ("AVVID"). Lucent has announced its Voice Video Data ("VIVID") project. These platforms rely on a combination of proprietary hardware and software to deliver support for converged communications. The Company's approach has been to deliver functions in software that can run over general purpose computers and servers.

      From the application perspective, two standards have developed in the video conferencing and data collaboration industry. The first is the H.32x video conferencing standard. There are several companies that manufacture primarily hardware-based products to deliver H.32x compliant video conferencing capabilities. The dominant player in this space has been Polycom, but there are several others including PictureTel, V-tel, V-conn and FVC.com. The second standard is the T.120 standard for data collaboration. The dominant T-120 compliant collaboration application is Microsoft's NetMeeting(TM).

      The Company competes in this market on the basis of superior performance and value. At the network level, the Company has focused on execution in software. The Company's software delivers next generation solutions. It integrates voice, video and data to a level beyond any other currently available technology. While the Company's software will run over any network that delivers IP-based packets, it requires only a switch and a server. All of the other functionality--the routing, signaling, multipoint control, network address translating, and transcoding--are handled in software running over general purpose servers. Because it does not require special purpose hardware, minimal investment is required for a networking company to deploy the Company's software solutions.

      At the application level, the Company specifically elected not to deploy the H.32x standard because of issues concerning latency and scalability. The Company believes, based on industry reports, internal testing and customer feedback, that it delivers better subjective quality video, at a lower latency than the H.32x standard. In addition, the Company offers a suite of collaboration, presentation and assessment products that are integrated with the video conferencing capabilities. Finally, the TeraMedia(R) solution scales to a number of users, and offers multipoint or group sessions on demand. The H.32x standard requires a multipoint control unit to aggregate multiple users in a single session, and users are generally required to engage an outside bridging service and preschedule multipoint calls.

      The Company believes that its software only approach will offer it several advantages. The Company has spent significant research and development efforts to develop an "object oriented" solution, in which each layer of its software is isolated. For example, the application layer is unaware of the physical characteristics of the network. Therefore changes initiated by physical infrastructure modifications can be isolated from the applications. The Company has also spent considerable resources producing a rapid development environment. The rapid development environment lets the Company and its licensees quickly build "network aware" applications. The Company believes that its ability to rapidly enhance its product offering to meet market demand will provide a competitive advantage in a market that is rapidly evolving. Finally, because the Company executes in software, it has the potential to establish "partnering" relationships with infrastructure providers who have a large customer base. This access may be critical to acceptance of the Company's software as a platform.

Research and Development

      In 1999 the Company spent $5,977,282 on equipment purchases and salaries related to the development of the initial TeraMedia(R) software product. In 2000 the Company spent an additional $3,522,700 on research and development initiatives. The reduction in expenditures from 1999 to 2000 was primarily attributable to lower spending on equipment and network infrastructure to support research and development activities.

      During fiscal 2000, research and development efforts were focused on refinements to the TeraMedia(R) product. Several initiatives were aimed at broadening support for different types of physical networks. Early in 2000 the Company announced support for native ATM-based networks. In October 2000 the Company announced support for Ethernet networks and policy-based Class of Service management. The Company also completed development to support the 802.11 standard for wireless communication over a Local Area Network.

      Other development activities related to enhancements to the networking software, including a new authentication application that supports biometric fingerprint recognition. The Company has also revised its call control services for on-demand multipoint or group sessions. Multipoint sessions now provide thumbnail videos of all persons in a group session. Participants in a group session can now electronically "raise their hand" from remote locations. Group sessions can be run on a moderator lead or peer to peer model for requesting the video and audio channels to communicate with the group.

      Finally, the Company issued one update and a new version of its TeraMedia(R) application software. Enhancements to the TeraVideo(TM) application included improvements to the wavelet-based compression algorithm, providing better image quality while consuming less processing power and network bandwidth. The Company also released an improved "digitizer" that lets users stream video from standard video sources such as a VCR, laser disc or digital camera. New features were added to the Matinee(TM) presentation application giving users a "drag and drop" interface to script media elements for dynamic presentations. The enhanced Assessment(TM) application now supports short answer questions. In addition, teachers can incorporate multimedia elements into their questions. The Company added a Small Message Service (SMS) to TeraMedia(R), providing the ability to send instant text messages at any time, including during live audio or video sessions.

      For 2001, the Company's research and development efforts will focus less on application refinements and more on cross platform support.

      In the network level, the Company will continue its focus on increasing broadband access. The Company has conducted successful demonstrations over DSL networks. It will also engage in demonstrations over LMDS and MMDS wireless broadband for Wide Area Networks. The Company is also revising its server applications to operate across multiple server platforms including Windows 2000(R) and Unix-based operating systems. The Company is also developing an IP multicasting for multicast enabled switches. IP multicasting takes advantage of capabilities inherent in newer switches to replicate streams and efficiently distribute information to a number of users simultaneously. Implementation of IP multicast will increase the scalability of the network (the number of simultaneous users on a session) and minimize the amount of bandwidth required for group sessions.

      At the application level, the predominant development initiative will be to release a Windows 2000(R) version of TeraMedia(R) that will operate on PC computers with a Pentium(R) IV or equivalent speed microprocessor.

Intellectual Property

      The Company's success and ability to compete depends upon its ability to protect its proprietary technology. The Company relies on a combination of patent, copyright and trade secret laws and non-disclosure agreements to protect its proprietary technology. The Company has filed a patent application in the United States to protect aspects of its Unified Communications and Computing Architecture ("UCCA"), for integrating voice, video and data communications across a common network, and related technologies. The Company intends to file additional patent applications on the UCCA as well as other products it is currently developing. The Company does not currently have patents relating to any of its products. There can be no assurance that patents will be issued with respect to pending or future patent applications or that the Company's patents will be upheld as valid or will prevent the development of competitive products.

      In addition to patent filings, the Company protects its intellectual property by limiting access its source code, documentation and other proprietary information. The Company enters into agreements with all of its employees to clearly define ownership of their work product. In addition, the Company enters into confidentiality agreements with each employee as well as certain customers, vendors and strategic partners.

Government Approvals

      The Company develops software for network-based communications, including voice, video and data collaboration. The Federal Communications Commission ("FCC") has regulatory authority over the communications industry in the United States. The FCC has promulgated regulations that, among other things, set installation and equipment standards for communications systems. The FCC also regulates communications service delivery.

      Traditionally, the FCC has maintained separate regulatory requirements for "voice" networks like the telephone and "data" networks such as the Internet. For example, the FCC establishes "tariffs" or prescribed rates that telephone operators must charge for the delivery of telephone service, but those tariffs do not currently apply to the delivery of data service. The Company believes it is currently in compliance with all such regulations applicable to the services it delivers to its customers. However, the advent of technologies like the Company's TeraMedia(R) service is bringing voice and video communication over what have traditionally been considered "data" networks. The FCC is reviewing its regulatory structure in light of these technological developments.

      Changes in the FCC's regulations could effect the types of services that the Company and its reselling partners can offer and the prices at which it can offer them. There can be no assurance that future regulations adopted by the FCC or other regulatory bodies will not have a material adverse effect on the Company. In addition, the uncertainty of the regulatory climate may delay a prospective customer's adoption of the Company's technology.

Employees

      At the end of fiscal 2000, the Company had 66 full-time employees. However, significant financial limitations forced the Company to restructure its workforce on January 2, 2001, resulting in the elimination of approximately 68% of the employees. The Company currently has approximately 31 full-time employees, including 5 in administration, 13 in product engineering, 3 in research and development, and 10 in sales and marketing. None of the Company's employees are represented by an organized labor union. The Company believes its relationship with its employees is very good and the Company has never experienced an employee-related work stoppage.

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

ITEM 2. PROPERTIES.

      The Company does not own any real property. The Company leases approximately 16,500 square feet of office space in San Diego, California under a 5-year lease expiring November 2004. In addition, the Company leases approximately 6,100 square feet of office space in Logan, Utah under a 3-year lease expiring February 2003.

ITEM 3. LEGAL PROCEEDINGS.

      The Company has been subject to legal proceedings in the past, and may become involved in new legal proceedings in the future arising out of the ordinary course of business. During fiscal 2000, the Company resolved several lawsuits pending against it. There are no material legal proceedings pending against the Company at this time.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matter was submitted to a vote of the Company's security holders during the fourth quarter of fiscal 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's Common Stock has traded on the Nasdaq National Market under the symbol "TGCC", since May 12, 2000. Prior to that time, it traded on the OTC Bulletin Board maintained by the NASD. The following table sets forth, for the fiscal period indicated, the high and low closing bid prices for the Common Stock as reported on the Nasdaq National Market or the OTC Bulletin Board. The quotations for the Common Stock traded on the OTC Bulletin Board may reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

                                                        High     Low
            Year Ended December 31, 2001
              First Quarter to March 15, 2001           0.81    0.38

            Year Ended December 31, 2000
              Fourth Quarter                            2.38    0.35
              Third Quarter                             3.31    1.91
              Second Quarter                            8.75    2.63
              First Quarter                            11.13    6.81

            Year Ended December 31, 1999
              Fourth Quarter                           11.00    6.25
              Third Quarter                            16.06    7.00
              Second Quarter                           19.63    8.25
              First Quarter                            11.00    3.50

      The Company has been notified that it fails to meet the continued listing requirements for listing on the Nasdaq National Market because the Company's Common Stock has traded at less than $1.00 for in excess of thirty days. The Nasdaq National Market has notified the Company that its Common Stock will be subject to delisting if it does not begin trading above $1.00 on or before April 10, 2000.

      At March 26, 2001, there were approximately 392 holders of record of the Company's Common Stock. The Company believes that there are a significant number of beneficial owners of its Common Stock whose shares are held in "street name".

      The Company has never declared or paid cash dividends on its Common Stock. The Company currently intends to retain all future earnings for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

      With the exception of historical matters, the matters discussed in this Annual Report are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements concerning anticipated trends in the Company's sales, costs of sales, legal expenses, general and administrative expenses, selling expenses, and liquidity and capital resources. The Company's actual results could differ materially from the results discussed in such forward-looking statements. The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's financial statements and the related notes thereto appearing elsewhere in this Annual Report.

Overview

      Fiscal 2000 was a transitional year for the Company from a financial perspective. During fiscal 2000 the Company began sales of its TeraMedia(R) product in earnest, resolved all material litigation pending against it, took a significant write down related to its TechnoVision acquisition, and accelerated depreciation of some network assets as it increased support for a software-based sales model.

      Following the introduction of TeraMedia(R) in October 1999, the Company devoted substantial resources to supporting product sales. Sales were made under either the software model or the service model. To support service model sales the Company acquired co-location facilities with communication service providers and provisioned those spaces with switch and server equipment. The Company also resold the customer premise hardware, performed the installation of that hardware and then entered into a service agreement with its customers. From the service agreement payments, the Company sought to recover the cost of the network equipment, co-location facilities and customer premise equipment, along with its operating margin. In conjunction with this model the Company hired staff to support product and service fulfillment capabilities. It also invested in network and customer premise equipment, acquiring an inventory of hardware that would be necessary to support customers.

      The Company also entered 2000 facing a couple of material litigation matters arising out of its acquisition of TechnoVision in 1998. During the course of fiscal 2000 the Company resolved all material litigation pending against it. The Company does not currently face any contingent liabilities as a result of litigation.

      In August 1998, the Company acquired 99% of TechnoVision's common stock in exchange for 3,563,506 shares. The transaction was accounted for using the purchase method of accounting. At the time it was acquired, TechnoVision was generating revenue from the sale of hardware based videoconferencing products. The Company had anticipated that revenues from TechnoVision would support operations as it developed its TeraMedia(R) product. Revenues from the TechnoVision subsidiary declined dramatically from 1998 to 1999. None of the Company's revenues for the year ended December 31, 2000 relate to sales of TechnoVision products. TechnoVision is not currently operating, and was dissolved in February 2001. As a result the Company elected during 2000 to write off all goodwill associated with the acquisition.

      The Company did not meet its revenue expectations in 2000, went into the third and fourth quarter seeking additional outside capital to fund ongoing operations. The Company was unsuccessful securing any outside financing in fiscal 2000 and finished the year with severely limited financial resources. As a result, the Company immediately reduced its workforce in 2001. In addition, the Company's early sales activities in 2000 indicated that the software model would be the focus for ongoing sales efforts. The further embracing of the software model reduced the Company's need for network infrastructure, customer premise equipment and the personnel to support end user communication service. As a result, the Company has accelerated depreciation of some network assets that had been deployed to support the service model.

Results of Operations

      The following table sets forth the annual results of operations for the fiscal years 1999 and 2000.

Balance Sheet Data:                             December 31,        December 31,
                                                   1999                2000
--------------------------------------------------------------------------------

Cash and cash equivalents                         $7,893,036           $467,383

Furniture and equipment, net                       2,222,265          1,947,936
Total assets                                      13,969,678          4,037,605
Current liabilities                                3,241,603          1,907,857
Total Shareholders' Equity                        10,728,075          2,129,749

Statements of Operations Data:                   Year ended          Year ended
                                                December 31,        December 31,
                                                   1999                2000
--------------------------------------------------------------------------------
Sales                                               $490,219           $389,082
Cost of Sales                                        306,434            369,862
Operating Expenses:
  Legal                                            1,387,671            701,960
  General and administrative                       6,304,302          8,108,542
  Research and development                         5,977,282          3,522,700
  Selling                                            314,831          1,584,979
  Impairment of long-lived assets                    412,581          3,848,217

Total operating expenses                          14,396,667         17,766,398

Loss from operations                             (14,212,882)       (17,747,178)

Other income(expenses):
  Interest income                                    398,689            283,454
  Interest expense                                  (410,836)           (60,215)
  Other income                                             0            256,721

Total other income (expense)                         (12,147)           479,960

Extraordinary gain                                   630,239                  0

Net Loss                                        $(13,594,790)      $(17,267,218)

Basic loss per common share
  Loss before extraordinary item                      $(0.77)            $(0.81)
  Extraordinary item                                    0.03                  0

Total basic loss per share                            $(0.74)            $(0.81)

Weighted average common shares                    18,343,093         21,325,149
outstanding

      Sales. The Company's sales were $389,082 in fiscal 2000 compared to $490,219 in 1999, a decrease of 21%. The decrease is a result of lower sales from the Company's TechnoVision subsidiary. Sales of TechnoVision products accounted for $114,000 of revenues in 1999. TechnoVision did not contribute to consolidated revenues in 2000. Eliminating the impact of TechnoVision sales, sales of TeraGlobal products were relatively unchanged from $376,219 in 1999 to $389,082 in 2000. Of the revenues generated from 2000 sales, approximately $230,000 was attributable to collections under service contracts, and $159,000 was attributable to hardware sales.

      During 2000, the Company introduced the Ethernet compliant version of its software. In January 2001, the Company conducted demonstrations over DSL networks. These developments substantially increase the potential market for TeraMedia(R). In addition, the Company sales efforts are concentrating to a greater degree on sales of software licenses to larger installed networks. Finally, the Company's efforts to strike strategic relationships with several systems integrators, hosting providers and connectivity providers have resulted in informal lead sharing and joint sale opportunities. Based on these developments, the level sales generated in the first quarter of 2001, and preliminary indications of interest, the Company anticipates that sales will be several times the amounts generated in 2000. However, because of the Company's lack of operating history, it cannot predict with any certainty the ultimate sales levels it will achieve.

      Cost of Sales. Cost of sales for fiscal 2000 was $369,862 or 95% of sales, compared to $306,434 or 63% of 1999 sales. Of the $369,862 in costs of sales for 2000, approximately $129,500 was attributable to network depreciation, $121,000 was attributable to hardware resold to customers, and $102,000 was attributable to connectivity to customers. The connectivity charges and network depreciation charges relate to the network infrastructure necessary to support customer service contracts. During 2000 the Company acquired additional network infrastructure and connectivity to support the delivery those services.

      The Company anticipates that costs of goods sold will be substantially reduced as a percentage of sales for 2001. Entering fiscal 2001, the Company expects that software sales, as opposed to service contracts, will account for a much larger portion of total revenues. It does not anticipate incurring significant charges for network infrastructure or connectivity. The Company is also working closely with hardware manufacturers and systems integrators to target customers who already own, or are purchasing, the minimum network infrastructure and equipment necessary to run TeraMedia(R). As a result hardware sales are not expected to be significant in 2001.

      Legal. Legal expenses were $701,960 in 2000 compared to $1,387,671 in 1999, a decrease of 49%. The legal expenses for 2000 were attributable exclusively to professional services. The majority of those expenses were incurred in connection with the defense of certain litigation against the Company. The balance was related to corporate and intellectual property matters. The majority of the amount paid in 1999 was payment under agreements to settle litigation. The balance was related to professional services.

      The Company has settled all litigation that was pending against it in 2000. The Company is not currently a party to any litigation. Accordingly, the Company expects that legal expenses, both for professional services as well as amounts paid in settlement, will be substantially lower in 2001 as compared to fiscal 2000.

      General and Administrative. General and administrative expenses were $8,108,542 in 2000 compared to $6,304,302 in 1999, an increase of 29%. The increase is attributable primarily to an increase in personnel. The Company began 1999 with 25 employees and finished with 66. The Company employed between 66 to 75 people for all of fiscal 2000. Along with the increase in personnel, the Company moved its corporate headquarters to larger facilities in San Diego, in November 1999. It also leased additional office space for its Logan, Utah facility and leased an office near Boston, Massachusetts. Non-cash charges continued to be a significant portion of general and administrative expenses. Non-cash expenses for depreciation and amortization decreased to $1,203,720 from $1,433,174. Non-cash compensation charges were $1,061,867, compared to $2,061,099 for 1999. Non-cash compensation charges were based on stock grants to certain employees and consultants in fiscal 2000.

      In connection with its restructuring at the beginning of 2001, the Company reduced its work force to approximately 35 people and closed the Boston office. The Company plans to add additional people in 2001. Any additional personnel will be added to support additional sales and development activities that are directly tied to revenue production. In addition, the Company has substantially written down its existing network asset base, based on the change in its business model. Accordingly non-cash charges for depreciation are likely to be substantially reduced in 2001. These changes will substantially reduce general and administrative expenses for 2001.

      Selling. Sales and marketing expenditures for fiscal 2000 were $1,584,979 compared to $314,831 in 1999, an increase of 403%. The increase was a result of heightened sales and marketing activities following the first commercial release of TeraMedia(R) in October 1999. The Company added additional sales account executives and marketing personnel increasing payroll from $173,240 in 1999 to $681,000 for fiscal 2000. The balance of selling related expenses was attributable to attendance at several tradeshows and the production of marketing collateral to support the TeraMedia(R) product launch and to build brand awareness and pursue sales opportunities.

      The Company will continue to devote significant resources to sales in 2001. Sales and marketing payroll is expected to remain consistent with 2000 levels or increase moderately. The Company is emphasizing improved target marketing and leveraging indirect sales channels in an effort to improve per person sales productivity. The Company will add additional sales staff commensurate with revenue production. Because of the Company's increased emphasis on indirect sales and strategic relationships, it will spend less money in 2001 in attendance at trade shows and building general brand awareness. Any decrease in marketing expenses related to these activities is expected to be offset by increased salaries and travel related to sales activities.

      Research and Development. Expenses for research and development were $3,522,700 in 2000 compared to $5,977,282 in 1999, a decrease of 41%. Salaries for research and development were relatively unchanged, amounting to $2,770,505 in 2000 versus $2,889,392 in 1999. The balance of costs associated with research and development were attributable to equipment and network connectivity to support research and development activities. In 1999 the Company purchased a significant amount of equipment to support research and development activities. The decrease in research and development was primarily attributable to a slowdown in those purchases, as well as a reduction in payments to outside consultants.

      Research and development expenses are expected to decline in 2001 for several reasons. First, the Company does not anticipate making material equipment purchases to support research and development in 2001. Second, as the Company matures its TeraMedia(R) software, it anticipates accounting for expenses as product development expenses. In addition, the Company intends to undertake contract research and development in 2001 for third parties, in areas directly related to the Company's core expertise. Any salaries accrued or expenses incurred in connection with those efforts will be accounted for as costs of goods sold.

      Impairment of Long-lived Assets. During 2000 the Company took a non-cash charge for $3,848,217 for impairment of a long-lived asset. All of this charge relates to the accelerated depreciation of goodwill that the Company recognized in connection with its acquisition of TechnoVision and ISG in 1998. At the time of the acquisition, the Company recognized cost over fair market value of $3,824,091. The Company had been amortizing this goodwill on a five year schedule. During fiscal 2000, the Company settled litigation pending against it and its TechnoVision subsidiary in exchange for cash payments aggregating to $1,500,000. This amount was charged to additional goodwill in connection with the TechnoVision acquisition.

      ISG was liquidated in 1998, with the Company retaining the intellectual property. TechnoVision did not conduct any material operations in fiscal 2000, and did not contribute to consolidated revenues. Nor did the Company expect that TechnoVision would make any significant contribution to future revenue generation. On that basis, the Company determined that there would be no future value associated with the goodwill from those acquisitions, and accelerated the depreciation of that goodwill in fiscal 2000. TechnoVision was dissolved on February 24, 2001.

Subsequent Events

      Effective January 2, 2001, the Company restructured its workforce resulting in the elimination of over 60% of its employees. As a result of the termination, the Company's payroll expenses were reduced from approximately $450,000 per month in December 2000 to approximately $270,000 in January 2000, exclusive of extraordinary expenses related to the termination.

      In February 2001, the Company completed a private placement of 3,015,000 shares of common stock resulting in net proceeds to the Company of approximately $1,500,000. The Company also successfully negotiated the conversion of $475,000 of outstanding debentures, plus accrued interest, into common stock and warrants. If the Company had completed these transactions on December 31, 2000, the resulting balance sheet information would have been as follows:

            Balance Sheet Data:              December 31,     December 31,
                                                2000            2000
                                                              Pro Forma
            --------------------------------------------------------------

            Cash and cash equivalents            $467,383       $1,967,383
            Furniture and equipment, net       $1,947,936       $1,947,936
            Total assets                       $4,037,604       $5,537,604
            Current liabilities                $1,907,857       $1,334,177
            Total Shareholders' Equity         $2,129,749       $4,203,427

Liquidity and Capital Resources

      As of December 31, 1999 the Company had cash and cash equivalents totaling $467,383 with a working capital deficit of $(498,188), as compared to a cash balance of $7,893,036, with a working capital surplus of $5,676,095 at December 31, 1999. The subsequent private placement, which took place in February 2001, added $1,500,000 in cash. The conversion of the debentures resulted in the elimination of $475,000 of outstanding principal obligations and $103,000 in accrued interest.

      For the year ended 2000, net cash used in operating activities was $11,574,506 compared to $9,397,207 in 1999. The increase in cash used in operating activities was almost entirely associated with the increase in personnel. The Company anticipates that operations will use substantially less cash 2001 for two reasons. First, the Company's believes, based on revenues to date and indications of customer orders, that it will generate significantly more revenues in 2001, and that those revenues will be comprised of high margin software sales. Second, the Company has materially reduced its operating expenses. Monthly recurring charges for expenses such as rent, utilities, taxes, insurance and broadband connectivity are running at approximately $130,000 per month. In addition, payroll, which had been as much as $450,000 per month in 2000, is expected to range from $250,000 to $300,000 per month for 2001.

      The Company used $2,317,198 in investing activities compared to $2,611,063 in 1999. Of this amount $1,200,000 was dedicated to settling litigation related to the acquisition of the Company's TechnoVision subsidiary. An additional $929,392 was spent on furniture and equipment.

      The Company expects investment activities to decline substantially in 2001. Since all material litigation was settled in 2000, the Company does not anticipate significant litigation expenditures in 2001. Because the Company substantially reduced its work force at the beginning of 2001, it does not anticipate significant expenditures for furniture or equipment in 2001. In fact, the Company has begun selling some excess equipment and furnishings. Finally, the Company expects that substantially all of its revenues in

2001 will come from software licenses, as opposed to service contracts. As a result, the Company will reduce capital expenditures for network deployment.

      The Company has funded substantially all of its operations to date from financing activities. Net cash provided by financing activities was $6,448,973 in 1999 compared to $19,880,886 in 1999. The Company has had discussions with commercial lenders to establish equipment lease financing and working capital line of credit arrangements. However, the Company does not have any other financing facility at this time, and no bank or other financial institution has committed to issue the Company any financing at this time.

      The Company's restructuring in early 2001 intentionally reduced the Company's operating expenses to bring them in line with anticipated operating revenues. The Company's ability to finance its operations after the second quarter will depend upon its ability to meet its sales projections. Those projections have been built directly from sales leads that the Company is tracking. However, no firm backlog of orders exists, and the Company cannot guarantee that it will generate the revenues necessary to support its operations. The Company will seek additional equity funding in 2001 to bolster its cash position, provide a reserve against volatility in sales, and to accelerate development efforts. No terms have been agreed to for any potential equity financing. No assurances can be given that such funding would be available on terms acceptable to the Company, if at all.

Risk Factors That May Effect Operating Results

      The Company has a limited operating history. While the Company is now making initial product sales, it is still in the development stage. The Company's operations are subject to all of the risks inherent in the establishment of a new business enterprise. Whether the Company will be successful must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the formation of a new business. Because the Company has limited operating history, it cannot predict with any degree of certainty issues that will affect its business, such as customer acceptance of its products, the rate of customer adoption, and the length of the sales cycle.

      The Company has experienced significant operating losses to date. During the period from the Company's inception on February 7, 1997 through December 31, 2000, the Company incurred operating losses of approximately $35 million. The Company's ability to generate operating income depends upon a number of factors, including the level of sales, the mix of product and services, and the expenses necessary to secure those sales. The Company has not been successful in selling its products to date. The Company has secured indications of interest for sales, and on that basis believes that there is significant demand for its products. However, in order to generate operating revenues the Company will have to be successful in completing sales with adequate profit margin to cover its expenses. No assurances can be given that the Company will be able to effectively sell its products or services or operate profitably.

      The Company may require substantial additional capital to continue as a going concern. Due to the Company's operating losses and working capital deficiency, Singer, Lewak, Greenbaum & Goldstein LLP, the Company's auditors, have included an explanatory paragraph in their report to the Company's financial statements for the year ended December 31, 2000 that expresses substantial doubt as to the Company's ability to continue as a going conern. Almost all of the capital that the Company has used in its operations to date has come from the sale of equity securities. To date the Company has not generated significant operating income. If the Company fails to generate operating income, it will require substantial additional capital to continue operations. The Company does not currently have any arrangements to obtain such capital, and cannot guarantee that additional capital would be available on favorable terms in the future.

      The Company operates in a rapidly evolving market with uncertain customer demand. The market for network-based communications is rapidly evolving. A number of products are introduced in this market each year with different methods for delivering service, and varying levels of performance, quality and price. As is typical in a rapidly evolving industry, customer demand for products is highly uncertain. Customer acceptance and product requirements for this market are still being defined. The Company's success will depend in part upon its ability to identify customer demand, develop products that meet those requirements and convince potential customers that the Company's products satisfy their needs. The Company has not yet achieved significant market penetration, and has yet to establish that a significant customer base will accept the Company's technology and products.

      The Company relies on proprietary technology to protect its competitive position. The Company competes principally on the bases of its unique software solutions. The Company regards its software as proprietary and relies on a combination of patent, copyright, trademark, and trade secret laws to protect its proprietary rights. The Company has filed a patent on its network topology and certain methodologies relating to delivery of electronic packets across a network infrastructure. The Company anticipates that its activities will also result in a number of additional patent applications and patents. However, no such patents have been issued to date and no assurance can be given that any such patents will be issued. Even if patents are issued, they may not provide significant commercial protection. The Company also requires all employees and contractors to sign Confidentiality Agreements restricting their rights to use the Company's proprietary software. There can be no assurance that these protections will be adequate to protect the Company's intellectual property rights or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technologies.

      The Company could become subject to litigation regarding intellectual property rights, which could harm its business and force it to incur significant costs. The Company believes that its products, trademarks and other proprietary rights do not infringe on the proprietary rights of third parties. While the Company has never been notified of any infringement claim, there is no guaranty that a third party will not assert an infringement claim against the Company in the future with respect to current or future products, trademarks or other Company works. Any such claim or assertion may result in costly litigation, require the Company to redesign or stop selling a particular product, or require the Company to enter into royalty arrangements, resulting in unforeseen expenses.

      The Company's products are complex and may contain product defects. The Company's TeraMedia(R) application software incorporates a number of sophisticated software programs. Future versions of TeraMedia(R) and other products the Company develops may contain undetected errors or "bugs" when introduced or when new versions are released. The Company has performed quality assurance testing on its TeraMedia(R) software before its release and intends to conduct similar testing on all new products and releases. Despite such testing, the Company cannot guaranty that all of its new products or releases will be error-free. Any such errors could result in expensive product recalls, damage to the Company's brands, a loss of market share, or failure to achieve market acceptance. Any of these events would have a material adverse effect upon the Company's business, financial condition and results of operations. Defects, integration issues or other performance problems in the Company's products could result in financial or other damages its customers or could damage market acceptance for the Company's products. The Company's customers could also seek recovery for these damages or losses from the Company. A product liability claim brought against the Company, even if unsuccessful, would likely be time consuming and costly.

      The Company faces strong competition from other companies that are focused on converged communication solutions. Competition in the communications solutions market is intense. Traditionally, this market has been dominated by larger companies such as Lucent Technologies, Inc., Nortel Networks, Inc. and Cisco Systems, Inc. who provide infrastructure to telephone companies and other communications service providers. The market for video conferencing has been dominated by companies such as Polycom, PictureTel and V-tel. The growth of the Internet and data networking technologies has resulted in the emergence of a number of companies with new approaches for delivering advanced communication products including products that distribute voice, video and data across network infrastructures. Many of these competitors have far greater capital, marketing, and other resources than the Company. Those competitors will be able to devote greater resources to the promotion and sale of their products and services. Because of their greater resources, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. The Company cannot provide any assurances that its products will achieve significant market penetration, or will obtain or retain a technological advantage in the market. Similarly the Company cannot guaranty competitors will not develop new or enhanced products that are more effective than the Company's current or future products. Increased competition could force the Company to make material price reductions, impede the Company's ability to obtain or retain market share and could have a material adverse effect on its business, financial condition and results of operations.

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

ITEM 7. FINANCIAL STATEMENTS.

                                                 TERAGLOBAL COMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                                        CONTENTS
                                                               December 31, 2000

================================================================================

                                                                         Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                       F-2

CONSOLIDATED FINANCIAL STATEMENTS

      Consolidated Balance Sheet                                      F-3 - F-4

      Consolidated Statements of Operations                              F-5

      Consolidated Statements of Comprehensive Loss                      F-6

      Consolidated Statements of Shareholders' Equity                 F-7 - F-8

      Consolidated Statements of Cash Flows                           F-9 - F-11

      Notes to Consolidated Financial Statements                     F-12 - F-29

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
TeraGlobal Communications Corp.

We have audited the accompanying consolidated balance sheet of TeraGlobal Communications Corp. and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, comprehensive loss, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TeraGlobal Communications Corp. and subsidiaries as of December 31, 2000, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended December 31, 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, during the year ended December 31, 2000, the Company incurred a net loss of $17,267,218, and it had negative cash flows from operations of $11,574,504. In addition, the Company had an accumulated deficit of $35,331,104 as of December 31, 2000. These factors, among others, as discussed in Note 2 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
March 5, 2001

                                                 TERAGLOBAL COMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEET
                                                               December 31, 2000

================================================================================

                                     ASSETS

Current assets
      Cash and cash equivalents                                       $  467,383
      Accounts receivable                                                117,543
      Notes receivable - related parties                                 377,901
      Inventory                                                          186,071
      Prepaid expenses and other current assets,
         including $23,874 from related parties                          260,770
                                                                      ----------

            Total current assets                                       1,409,668

Furniture and equipment, net                                           1,947,936
Other asset - deposits                                                   680,000
                                                                      ----------

                      Total assets                                    $4,037,604
                                                                      ==========


   The accompanying notes are an integral part of these financial statements.

                                                 TERAGLOBAL COMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEET
                                                               December 31, 2000

================================================================================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Accounts payable                                              $    869,789
     Short-term loans                                                    66,658
     Accrued expenses                                                    68,293
     Accrued severance pay                                              178,879
     Accrued interest on convertible promissory note                     98,681
     Accrued vacation                                                   150,555
     Convertible promissory note                                        475,000
                                                                   ------------

         Total current liabilities                                    1,907,855
                                                                   ------------

Commitments and contingencies

Shareholders' equity
     Preferred stock, $1 par value, non-voting
         1,000,000 shares authorized
         no shares issued and outstanding                                    --
     Common stock, $0.001 par value
         200,000,000 shares authorized
         22,706,922 shares issued and outstanding                        22,707
     Additional paid-in capital                                      37,449,327
     Other comprehensive loss                                           (11,181)
     Accumulated deficit                                            (35,331,104)
                                                                   ------------

              Total shareholders' equity                              2,129,749
                                                                   ------------

                  Total liabilities and shareholders' equity       $  4,037,604
                                                                   ============


   The accompanying notes are an integral part of these financial statements.

                                                 TERAGLOBAL COMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                For the Years Ended December 31,

================================================================================

                                                      2000             1999
                                                  ------------     ------------

Net sales                                         $    389,082     $    490,219

Cost of sales                                          369,862          306,434
                                                  ------------     ------------

Gross profit                                            19,220          183,785
                                                  ------------     ------------

Operating expenses
     Legal                                             701,960        1,387,671
     General and administrative                      8,108,542        6,304,302
     Selling                                         1,584,979          314,831
     Research and development                        3,522,700        5,977,282
     Impairment of long-lived assets                 3,848,217          412,581
                                                  ------------     ------------

         Total operating expenses                   17,766,398       14,396,667
                                                  ------------     ------------

Loss from operations                               (17,747,178)     (14,212,882)
                                                  ------------     ------------

Other income (expense)
     Interest income                                   283,454          398,689
     Interest expense                                  (60,215)        (410,836)
     Other income                                      256,721               --
                                                  ------------     ------------

         Total other income (expense)                  479,960          (12,147)
                                                  ------------     ------------

Loss before extraordinary item                     (17,267,218)     (14,225,029)

Extraordinary gain on early
     extinguishment of debt,
     net of income tax benefit
     of $0)                                                 --          630,239
                                                  ------------     ------------

Net loss                                          $(17,267,218)    $(13,594,790)
                                                  ============     ============

Basic loss per share
     Loss before extraordinary item               $      (0.81)    $      (0.77)
     Extraordinary item                                     --             0.03
                                                  ------------     ------------

         Total basic loss per share               $      (0.81)    $      (0.74)
                                                  ============     ============

Weighted-average common shares outstanding          21,325,149       18,343,093
                                                  ============     ============


   The accompanying notes are an integral part of these financial statements.

                                                 TERAGLOBAL COMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                                For the Years Ended December 31,

================================================================================

                                                       2000            1999
                                                   ------------    ------------

Net loss                                           $(17,267,218)   $(13,594,790)

Other comprehensive loss, net of tax
     Foreign currency translation adjustment             17,078         (28,104)
                                                   ------------    ------------

         Comprehensive loss                        $(17,250,140)   $(13,622,894)
                                                   ============    ============


   The accompanying notes are an integral part of these financial statements.

                                                 TERAGLOBAL COMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                For the Years Ended December 31,

================================================================================

                                                                                                                Other
                                                       Common Stock           Additional      Common           Compre-
                                                 -------------------------      Paid-In        Stock           hensive
                                                   Shares        Amount         Capital      Committed          Loss
                                                 ----------   ------------   ------------   ------------    ------------
Balance, December 31, 1998                       15,188,506   $     15,189   $  5,310,519   $     74,375    $       (155)
Common stock issued for
  Cash                                            4,109,198          4,109     20,660,954
  Acquisition of additional common shares of
    TechnoVision Communications, Inc.                 6,000              6          5,994
  Exercise of stock options                         111,740            112        181,028
  Services rendered                                 206,110            206      2,060,893
  License agreement                                  15,000             15         39,360
  Conversion of debt                                 47,059             47        244,413
Issuance of common stock committed                   17,500             17         74,358        (74,375)
Options issued for services rendered                                              223,000
Change in cumulative foreign currency
    translation adjustment                                                                                       (28,104)
Net loss
                                                 ----------   ------------   ------------   ------------    ------------

Balance, December 31, 1999                       19,701,113         19,701     28,800,519             --         (28,259)
Common stock issued for
  Cash in private placement                       2,665,079          2,665      5,859,175
  Warrants in private placement                                                 1,467,127
  Warrants issued for offering costs in
    private placement                                                             117,370
  Acquisition of additional common shares of
    TechnoVision Communications, Inc.                18,500             19         18,482



                                                 Accumulated
                                                    Deficit          Total
                                                 ------------    ------------
Balance, December 31, 1998                       $ (4,469,096)   $    930,832
Common stock issued for
  Cash                                                             20,665,063
  Acquisition of additional common shares of
    TechnoVision Communications, Inc.                                   6,000
  Exercise of stock options                                           181,140
  Services rendered                                                 2,061,099
  License agreement                                                    39,375
  Conversion of debt                                                  244,460
Issuance of common stock committed                                         --
Options issued for services rendered                                  223,000
Change in cumulative foreign currency
    translation adjustment                                            (28,104)
Net loss                                          (13,594,790)    (13,594,790)
                                                 ------------    ------------

Balance, December 31, 1999                        (18,063,886)     10,728,075
Common stock issued for
  Cash in private placement                                         5,861,840
  Warrants in private placement                                     1,467,127
  Warrants issued for offering costs in
    private placement                                                 117,370
  Acquisition of additional common shares of
    TechnoVision Communications, Inc.                                  18,501


   The accompanying notes are an integral part of these financial statements.

                                                 TERAGLOBAL COMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                For the Years Ended December 31,

================================================================================

                                                                                                        Other
                                                Common Stock           Additional      Common          Compre-
                                          -------------------------      Paid-In        Stock          hensive
                                            Shares        Amount         Capital      Committed         Loss
                                          ----------   ------------   ------------   ------------   ------------
  Exercise of stock options                  192,230   $        192   $    306,040    $             $
  Services rendered                          130,000            130      1,061,867
  Offering costs in private placement                                     (593,753)
Options issued for services rendered                                       112,500
Change in cumulative foreign currency
  translation adjustment                                                                                  17,078
Contributed capital arising from
  litigation settlement                                                    300,000
Net loss
                                          ----------   ------------   ------------    ---------     ------------

    Balance, December 31, 2000            22,706,922   $     22,707   $ 37,449,327    $      --     $    (11,181)
                                          ==========   ============   ============    =========     ============



                                          Accumulated
                                             Deficit          Total
                                          ------------    ------------
  Exercise of stock options               $               $    306,232
  Services rendered                                          1,061,997
  Offering costs in private placement                         (593,753)
Options issued for services rendered                           112,500
Change in cumulative foreign currency
  translation adjustment                                        17,078
Contributed capital arising from
  litigation settlement                                        300,000
Net loss                                   (17,267,218)    (17,267,218)
                                          ------------    ------------

    Balance, December 31, 2000            $(35,331,104)   $  2,129,749
                                          ============    ============


   The accompanying notes are an integral part of these financial statements.

                                                 TERAGLOBAL COMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                For the Years Ended December 31,

================================================================================

                                                              2000            1999
                                                          ------------    ------------
Cash flows from operating activities
   Net loss                                               $(17,267,218)   $(13,594,790)
   Adjustments to reconcile net loss to net cash
     used in operating activities
       Depreciation                                          1,203,721         669,553
       Amortization                                                 --         763,621
       Loss on impairment of long-lived assets               3,848,217         412,581
       Gain from early extinguishment of debt                       --        (630,239)
       Stock issued for services rendered                    1,061,998       2,061,099
       Options issued for services rendered                    112,500         223,000
   (Increase) decrease in
     Accounts receivable                                        90,572        (208,115)
     Prepaid expenses and other current assets                  13,741        (213,306)
     Inventory                                                 (14,132)       (151,867)
   Increase (decrease) in
     Accounts payable                                         (893,702)        976,920
     Accrued vacation                                           25,953         124,604
     Accrued expenses                                            9,151         126,865
     Accrued severance pay                                     178,879              --
     Accrued interest on convertible promissory note            55,814          42,867
                                                          ------------    ------------

           Net cash used in operating activities           (11,574,506)     (9,397,207)
                                                          ------------    ------------

Cash flows from investing activities
   Purchase of certificate of deposit                         (180,000)       (500,000)
   Payments on notes receivable - related parties               (7,806)       (313,595)
   Purchase of furniture and equipment                        (929,392)     (1,797,468)
   Additional cost of TechnoVision Communications, Inc.
     acquisition arising from settlement of litigation      (1,200,000)             --
                                                          ------------    ------------

           Net cash used in investing activities            (2,317,198)     (2,611,063)
                                                          ------------    ------------


   The accompanying notes are an integral part of these financial statements.

                                                 TERAGLOBAL COMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                For the Years Ended December 31,

================================================================================

                                                                         2000            1999
                                                                     ------------    ------------
Cash flows from financing activities
   Payments on notes payable                                         $         --    $   (293,846)
   Proceeds from short-term loans                                          (1,207)          1,879
   Proceeds from exercise of stock options                                306,232         181,140
   Proceeds from common stock subscription                              5,861,840              --
   Proceeds from warrants issued in private placement                   1,467,127              --
   Payments as offering costs in private placement                       (476,383)             --
   Payments on capital lease obligations                                 (708,636)        (23,350)
   Proceeds from common stock issuance                                         --      20,665,063
   Payments on convertible promissory notes                                    --        (650,000)
                                                                     ------------    ------------

           Net cash provided by financing activities                    6,448,973      19,880,886
                                                                     ------------    ------------

Cumulative translation adjustment                                          17,078         (28,104)
                                                                     ------------    ------------

           Net increase (decrease) in cash and cash equivalents        (7,425,653)      7,844,512

Cash and cash equivalents, beginning of year                            7,893,036          48,524
                                                                     ------------    ------------

Cash and cash equivalents, end of year                               $    467,383    $  7,893,036
                                                                     ============    ============

Supplemental schedule of non-cash investing and financing activities

During the year ended December 31, 1999, the Company completed the following:

o issued 17,500 shares of common stock valued at $74,375 that had been committed at December 31, 1998.

o issued 15,000 shares of common stock valued at $39,375 as a pre-payment for software license fees.

o converted a $244,460 related party promissory note into 47,059 shares of common stock.

o issued 6,000 shares of common stock valued at $6,000 as payment for the acquisition of additional shares of TechnoVision Communications, Inc.

o issued 206,110 shares of common stock for services rendered by employees and consultants valued at $2,061,099.


   The accompanying notes are an integral part of these financial statements.

                                                 TERAGLOBAL COMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                For the Years Ended December 31,

================================================================================

Supplemental schedule of non-cash investing and financing activities (Continued)

o reached an agreement with the bankruptcy trustee for a finance company to settle its outstanding capital leases, resulting in an extraordinary gain.

During the year ended December 31, 2000, the Company completed the following:

o issued 18,500 shares of common stock valued at $18,501 as payment for the acquisition of additional shares of TechnoVision Communications, Inc.

o issued 130,000 shares of common stock for services rendered by employees valued at $1,061,998.

o recorded $300,000 as contributed capital in connection with the settlement of a legal claim.


   The accompanying notes are an integral part of these financial statements.

                                                 TERAGLOBAL COMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                For the Years Ended December 31,

================================================================================

NOTE 1 - DESCRIPTION OF BUSINESS

      TeraGlobal Communications Corp. (a Wyoming corporation) and subsidiaries (the "Company") are engaged in the development of communications productivity solutions and multimedia (voice, video, image, and data) collaboration systems. Effective September 17, 1998, the Company changed its name from Video Stream International, Inc. to TeraGlobal Communications Corp. Effective August 26, 1999, the Company changed its state of incorporation to Delaware.

      Acquisitions

      During 1998, the Company commenced an exchange offer for the outstanding shares of common stock of TechnoVision Communications, Inc. ("TechnoVision"), a Georgia company. As of December 31, 1998, shareholders had tendered to the Company approximately 99% of the total issued and outstanding common shares of TechnoVision. In connection with the exchange offer, during the year ended December 31, 1999, the Company issued 6,000 shares of the Company's common stock valued at $1 per share to purchase additional shares of TechnoVision and during the year ended December 31, 2000, the Company issued an additional 18,500 shares of the Company's common stock valued at $1 per share to purchase additional shares of TechnoVision.

      On August 25, 2000, the Company entered into a negotiated agreement to settle the material litigation pending against it and TechnoVision. Under the terms of this agreement, the Company placed into escrow $1,200,000 for disbursement to the prior shareholders. An agreement was also entered into on August 25, 2000, whereby a further $300,000 was deemed payable to the plaintiffs by two other co-defendants in the claim. Subsequently, the Company recorded the total settlement of $1,500,000 as an addition to the original acquisition cost of TechnoVision.

      As of December 31, 2000, the Company conducted an analysis of the additional acquisition costs incurred during the year in addition to the acquisition costs brought forward relating to TechnoVision and determined that they had no future value. The Company has therefore expensed all costs relating to TechnoVision that were recorded as assets on the balance sheet at the year ended December 31, 2000.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                                                 TERAGLOBAL COMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                For the Years Ended December 31,

================================================================================

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Basis of Presentation

      The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, during the year ended December 31, 2000, the Company incurred a net loss of $17,267,218, and it had negative cash flows from operations of $11,574,504. In addition, the Company had an accumulated deficit of $35,331,104 as of December 31, 2000. These factors raise substantial doubt about the Company's ability to continue as a going concern.

      Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. Successful completion of the Company's development program and its transition to the attainment of profitable operations is dependent upon the Company achieving a level of sales adequate to support the Company's cost structure. In addition, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements and the success of its plans to sell products. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

      The Company has substantially reduced expenses in the first quarter of 2001. In addition, the Company is currently negotiating with certain investors about raising additional capital through private placement offerings in addition to the $1,500,000 raised on February 8, 2001 through a private placement offering.

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

                                                 TERAGLOBAL COMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                For the Years Ended December 31,

================================================================================

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

      Impairment of Long-Lived Assets

      The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. During the year ended December 31, 2000, the Company determined that the value of the excess of cost over fair value of net assets acquired relating to TechnoVision was impaired and recorded a loss of $3,668,302.

      In addition, during the year ended December 31, 2000, the Company determined that the value of the excess of cost over fair value of net assets acquired recorded as a result of the acquisition during the year ended December 31, 1998 of the membership interests in ISG Acquisition, LLC was impaired and recorded a loss of $179,915.

      During the year ended December 31, 1999, the Company determined that certain assets under capital lease agreements were impaired and recorded a loss of $412,581.

      Minority Interest

      The accompanying consolidated balance sheet as of December 31, 2000 does not reflect a minority interest liability as TechnoVision, on a stand-alone basis, had a shareholders' deficit as of that date. The accompanying consolidated statements of operations for the years ended December 31, 2000 and 1999 do not reflect the minority interest's share of TechnoVision's losses for said periods as the related accrual would result in the Company's recording of a minority interest receivable.


   The accompanying notes are an integral part of these financial statements.

                                                 TERAGLOBAL COMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                For the Years Ended December 31,

================================================================================

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Comprehensive Loss

      The Company utilizes SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive loss and its components in a financial statement. Comprehensive loss as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive loss, which are excluded from net loss, include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on available-for-sale securities. Total comprehensive loss is presented in the statements of comprehensive loss.

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

      Earnings per Share

      The Company calculates loss per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.


   The accompanying notes are an integral part of these financial statements.

                                                 TERAGLOBAL COMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                For the Years Ended December 31,

================================================================================

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Earnings per Share (Continued)

      The following potential common shares have been excluded from the computation of diluted net loss per share for all periods presented because the effect would have been anti-dilutive:

                                                             For the Year Ended
                                                                December 31,
                                                           ---------------------
                                                              2000        1999
                                                           ---------   ---------

            Options outstanding under the Company's
                stock option plans                         2,052,350   2,635,610
            Options granted outside the Company's
                stock option plans                           210,000     210,000
            Warrants issued in conjunction with a
                private placement                          1,332,540          --
            Warrants issued as offering costs for a
                private placement                            106,603          --
            Warrants issued as a forbearance on the
                repayment of the convertible
                promissory notes                              10,000          --
            Convertible promissory notes                     118,750     118,750

      Fair Value of Financial Instruments

      The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, notes receivable - related parties, accounts payable, and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amount shown for short-term loans also approximates fair value because current interest rates offered to the Company for short-term loans of similar maturities are substantially the same or the difference is immaterial.

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

                                                 TERAGLOBAL COMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                For the Years Ended December 31,

================================================================================

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

      Three customers accounted for 36%, 23%, and 23% of the Company's net sales for the year ended December 31, 2000. At December 31, 2000, amounts due from these customers were 78%, 0%, and 0% of accounts receivable.

      Five customers accounted for 26%, 17%, 15%, 15%, and 10% of the Company's net sales for the year ended December 31, 1999. At December 31, 1999, amounts due from these customers were 8%, 40%, 6%, 0%, and 14% of accounts receivable.

      Three vendors accounted for 35%, 25%, and 17% of the Company's cost of sales for the year ended December 31, 2000.

      Three vendors accounted for 19%, 17%, and 13% of the Company's cost of sales for the year ended December 31, 1999.

      Recently Issued Accounting Pronouncements

      In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," to provide guidance on the recognition, presentation, and disclosure of revenue in financial statements. Changes in accounting to apply the guidance in SAB No. 101 may be accounted for as a change in accounting principle effective January 1, 2000. Management has not yet determined the complete impact of SAB No. 101 on the Company; however, management does expect that application of SAB No. 101 will have a material effect on the Company's revenue recognition and results of operations.

      In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," (an Interpretation of Accounting Principles Bulletin Opinion No. 25 ("APB 25")) ("FIN 44"). FIN 44 provides guidance on the application of APB 25, particularly as it relates to options. The effective date of FIN 44 is July 1, 2000, and the Company has adopted FIN 44 as of that date.

      In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Instruments and Certain Hedging Activities." This statement is not applicable to the Company.


   The accompanying notes are an integral part of these financial statements.

                                                 TERAGLOBAL COMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                For the Years Ended December 31,

================================================================================

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Recently Issued Accounting Pronouncements (Continued)

      In June 2000, the FASB issued SFAS No. 139, "Rescission of FASB Statement No. 53 and Amendments to Statements No. 63, 89, and 121." This statement is not applicable to the Company.

      In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125." This statement is not applicable to the Company.

NOTE 3 - NOTES RECEIVABLE - RELATED PARTIES

      The notes are to current officers/directors of the Company. The notes are due upon demand, bear interest at the minimum federal rate (5.881% at December 31, 2000), and are unsecured.

NOTE 4 - FURNITURE AND EQUIPMENT

      Furniture and equipment at December 31, 2000 consisted of the following:

            Furniture and fixtures                                    $  446,635
            Office equipment                                           1,123,271
            Computers and software                                     2,308,266
            TeraMedia Networks                                           334,290
                                                                      ----------

                                                                       4,212,462
            Less accumulated depreciation                              2,264,526
                                                                      ----------

                Total                                                 $1,947,936
                                                                      ==========

      Depreciation expense for the years ended December 31, 2000 and 1999 was $1,203,721 and $669,553, respectively.


   The accompanying notes are an integral part of these financial statements.

                                                 TERAGLOBAL COMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                For the Years Ended December 31,

================================================================================

NOTE 5 - OTHER ASSET - DEPOSITS

      During the year ended December 31, 1999, the Company entered into a standby letter of credit agreement with a bank for $500,000, which bears interest at the prime rate (9% at December 31, 2000) and matures in June 2004. This credit agreement was used as collateral for the lease of the office space at the Company's headquarters in San Diego, California.

      During the year ended December 31, 2000, the Company placed $180,000 into a long-term certificate of deposit, which bears interest at the prime rate. The certificate of deposit was used as collateral for the Company's corporate credit card program.

NOTE 6 - SHORT-TERM LOANS

      Principal is due on demand and is unsecured. The amount does not accrue interest.

NOTE 7 - CONVERTIBLE PROMISSORY NOTE

      During September 1998, the Company entered into an unsecured convertible promissory note for $475,000. The note incurred interest at 9% per annum and was convertible upon issuance into shares of the Company's common stock at $4 per share. The principal was due on November 30, 2000, and interest is due annually.

      Subsequent to December 31, 2000, the Company entered into agreement, whereby the principal amount of the promissory note of $475,000 and accumulated interest of $103,680 were converted into 1,157,360 shares of the Company's common stock and 120,000 warrants to purchase shares of common stock at a price of $0.60 per share for a period of two years. In connection with this, on November 30, 2000, the holder of the promissory note received a warrant to purchase 10,000 shares of the Company's common stock at $1 per share. The warrants vest immediately and have a term of two years. None of these warrants were exercised at December 31, 2000. The value of the 10,000 warrants was calculated at $3,336 using the Black-Scholes option pricing model.


   The accompanying notes are an integral part of these financial statements.

                                                 TERAGLOBAL COMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                For the Years Ended December 31,

================================================================================

NOTE 8 - COMMITMENTS AND CONTINGENCIES

      Leases

      The Company leases its facilities through various leases expiring through December 2005. Future minimum lease payments under non-cancelable operating leases as of December 31, 2000 were as follows:

             Year Ending
            December 31,
            ------------

                2001                                                  $  597,716
                2002                                                     613,507
                2003                                                     531,367
                2004                                                     575,664
                2005                                                      78,372
                                                                      ----------

                     Total                                            $2,396,626
                                                                      ==========

      Rent expense was $626,343 and $268,374 for the years ended December 31, 2000 and 1999, respectively.

      During September 1998, the lessor for certain equipment acquired by the Company under capital leases declared bankruptcy. On December 29, 1999, pursuant to the Asset Purchase Agreement and Settlement Agreement, the Company settled its outstanding capital lease obligations with the bankruptcy trustee for $700,000, including interest accrued since the Company's last payment on the leases in September 1998. As a result of the lease settlement, during the year ended December 31, 1999, the Company recognized an extraordinary gain for $630,239, net of income taxes of $0.

      Employment Agreements

      The Company has entered into employment agreements with certain key officers of the Company, expiring October 31, 2002. Future minimum payments under these agreements are as follows:

             Year Ending
            December 31,
            ------------

                2001                                                    $524,004
                2002                                                     303,334
                                                                        --------

                     Total                                              $827,338
                                                                        ========


   The accompanying notes are an integral part of these financial statements.

                                                 TERAGLOBAL COMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                For the Years Ended December 31,

================================================================================

NOTE 8 - COMMITMENTS AND CONTINGENCIES (Continued)

      Litigation

      Norine Lam and Clifton Kees, et al v. Video Stream International, Inc., et al

      On July 15, 1998, the Company, TechnoVision, Grey Venture Capital, Inc., and certain present and former officers and employees were named as defendants in a securities class action lawsuit filed by two former TechnoVision shareholders. The complaint alleged that the defendants each conspired and engaged in fraudulent and deceptive sales practices in connection with TechnoVision's private placement of securities in an offering conducted by Grey Venture Capital, Inc. from November 1997 through May 1998.

      On August 25, 2000, the Company entered into a negotiated agreement to settle the material pending litigation against it and TechnoVision. Under the terms of the agreement, the Company placed into escrow $1,200,000 for disbursement to the prior shareholders. An agreement was also entered into on August 25, 2000, whereby a further $300,000 was deemed payable to the plaintiffs by two other co-defendants in the claim, Anthony Yohe and Grey Venture Capital, Inc. Subsequently, the Company recorded the total settlement of $1,500,000 as an addition to the original acquisition cost of TechnoVision. Subsequent to December 31, 2000, efforts were still being made to contact the remaining shareholders in order to pay them the settlement deemed due.

      Anthony Yohe v. Video Stream International, Inc., et al

      This action was filed in United States District Court, Central District of California in July 1999 and purported to be a class action on behalf of certain shareholders of the Company. Mr. Yohe, who was the only named plaintiff, was the principal of Grey Venture Capital, Inc., which conducted a private placement for TechnoVision and was the subject of the Lam & Kees matter discussed above. In the lawsuit, Mr. Yohe alleged various causes of action against the Company, TechnoVision, and certain officers and directors of each, including securities fraud, material misrepresentations, negligent misrepresentation, and negligence. The Company filed a counter-complaint against Mr. Yohe, alleging beach of contract in connection with his participation in TechnoVision's private placement. The Company and its affiliates reached a complete settlement with Mr. Yohe in September 2000, whereby Mr. Yohe agreed to dismiss his complaint and pay the Company $150,000 on its counter-complaint. The obligation to repay this amount is secured by a $450,000 judgment against Mr. Yohe if he fails to pay in full prior to December 31, 2001. As part of the settlement, Mr. Yohe executed a complete release of claims in favor of the Company. The complaint was dismissed, and a $450,000 judgment was entered in the counter-complaint. As of December 31, 2000, the Company has not recorded any amounts in connection with the settlement.


   The accompanying notes are an integral part of these financial statements.

                                                 TERAGLOBAL COMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                For the Years Ended December 31,

================================================================================

NOTE 8 - COMMITMENTS AND CONTINGENCIES (Continued)

      Litigation (Continued)

      Larry Jernigan v. TeraGlobal Communications Corp., et al

      On January 31, 2000, the Company, TechnoVision, and certain present and former officers and employees of each were named in a class action lawsuit filed in San Diego Superior Court. The plaintiff alleged breach of contract. As of December 31, 2000, the Company had entered into discussions to settle this claim.

      On January 16, 2001, the Company entered into an agreement with Mr. Jernigan, whereby it agreed to pay $7,500 to the plaintiff and issue 25,000 shares of the Company's common stock once an S-3 registration statement has been filed and has become effective. In addition, the Company also agreed to pay Mr. Jernigan a further $7,500 in connection with a private placement pending at the time of the settlement, provided that written commitments from potential investors could be obtained within 14 days of the Jernigan settlement. The Company subsequently paid these additional monies to the plaintiff in exchange for a release of all interest in TechnoVision' stocks, stock options, and future interest in stock options by Mr. Jernigan.

NOTE 9 - SHAREHOLDERS' EQUITY

      Preferred Stock

      The Company has 1,000,000 authorized shares of non-voting preferred stock with a $1 par value. The preferred stock may be issued in series, from time to time, with such designations, rights, preferences, and limitations as the Board of Directors may determine by resolution. The Company had no preferred stock issued and outstanding at December 31, 2000 and 1999.

      Common Stock

      During the year ended December 31, 1999, the Company completed the following transactions:

      o Issued 4,111,698 shares of common stock for proceeds of $20,705,063, net of offering costs of $199,971.


   The accompanying notes are an integral part of these financial statements.

                                                 TERAGLOBAL COMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                For the Years Ended December 31,

================================================================================

NOTE 9 - SHAREHOLDERS' EQUITY (Continued)

      Common Stock (Continued)

      o Converted a note payable to a related party for $244,460 into 47,059 shares of common stock.

      o Issued 15,000 shares of common stock as a pre-payment for software license fees valued at $39,375.

      o Issued 6,000 shares of common stock to purchase additional shares of TechnoVision.

      o Received $181,140 as payment upon the exercise of stock options for 111,740 shares of common stock.

      o Issued 201,000 shares of common stock as payment for services rendered valued at $2,010,000 pursuant to employment agreements.

      o Issued 5,110 shares of common stock for services rendered by consultants valued at $51,099.

      o Paid $40,000 to repurchase 2,500 shares of common stock which were then cancelled.

      During the year ended December 31, 2000, the Company completed the following transactions:

      o Issued 2,665,079 units for proceeds of $6,735,214, net of offering costs of $593,753. Each unit sold for $2.75 and consisted of one share of common stock and one warrant conferring to the holder the right to purchase an additional one-half share of common stock at $4 per share. The warrants expire on December 23, 2001 and are redeemable for $0.01 per warrant by the Company in the event that the Company's common stock trades at a price in excess of $7 per share for 20 consecutive trading days. Using the Black-Scholes pricing model, the warrants were valued at $1,467,127.

            The offering costs consisted of cash of 6.5% of the proceeds, or $476,373, and warrants for 4% of the units sold, or 106,603 warrants. The warrants have an exercise price of 120% of the offering price of the units, or $3.30, vest immediately, and expire three years from the date of issuance. The warrants were valued at $117,380 using the Black-Scholes option pricing model.


   The accompanying notes are an integral part of these financial statements.

                                                 TERAGLOBAL COMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                For the Years Ended December 31,

================================================================================

NOTE 9 - SHAREHOLDERS' EQUITY (Continued)

      Common Stock (Continued)

      o Issued 18,500 shares of common stock to purchase additional shares of TechnoVision.

      o Received $306,232 as payment upon the exercise of stock options for 192,230 shares of common stock.

      o Issued 130,000 shares of common stock as payment for services rendered valued at $1,061,867.

      o Received $300,000 of contributed capital arising from a litigation settlement (see Note 8).

      Stock Options

      During the year ended December 31, 1999, the Company granted 210,000 non-qualified stock options to four individuals for advisory services to be rendered over the next three to four years. The options vest 25% upon grant and 25% each over the next three years. Since no dollar amount was agreed upon for the services to be rendered, the options were valued using the Black-Scholes option pricing model. Since there is no market for the Company's options and the options are not freely tradable, the value arrived at using the pricing model was discounted by 25%. In addition, expense was recorded only for those options that were vested. Compensation expense of $112,500 and $223,000 was recorded by the Company during the years ended December 31, 2000 and 1999, respectively, for the vested portion of these options. These options are excluded from the valuation calculated below.

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

                                                 TERAGLOBAL COMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                For the Years Ended December 31,

================================================================================

NOTE 9 - SHAREHOLDERS' EQUITY (Continued)

      Stock Options (Continued)

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

      The following summarizes the stock options transactions under the stock option plans:

                                                                       Weighted-
                                                                       Average
                                                    Stock Options      Exercise
                                                      Outstanding       Price
                                                      -----------      --------

            Outstanding, December 31, 1998              1,225,875      $   2.17
              Granted                                   1,552,375      $   8.04
              Forfeited                                   (30,900)     $   9.82
              Exercised                                  (111,740)     $   1.62
                                                        ---------

            Outstanding, December 31, 1999              2,635,610      $   5.57
              Granted                                     596,450      $   5.52
              Forfeited                                  (956,580)     $   6.86
              Exercised                                  (192,230)     $   1.59
                                                        ---------

                Outstanding, December 31, 2000          2,083,250      $   5.33
                                                        =========

                Exercisable, December 31, 2000          1,420,665      $   6.19
                                                        =========



   The accompanying notes are an integral part of these financial statements.

                                                 TERAGLOBAL COMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                For the Years Ended December 31,

================================================================================

NOTE 9 - SHAREHOLDERS' EQUITY (Continued)

      Stock Options (Continued)

      The weighted-average remaining contractual life of the options outstanding at December 31, 2000 is 8.3 years. The exercise prices for the options outstanding at December 31, 2000 ranged from $0.70 to $16.60, and information relating to these options is as follows:

                                                              Weighted-      Weighted-
                                                Weighted-      Average        Average
                                                 Average       Exercise       Exercise
    Range of          Stock        Stock        Remaining      Price of       Price of
    Exercise         Options      Options      Contractual     Options         Options
      Prices       Outstanding  Exercisable       Life       Outstanding     Exercisable
-----------------  -----------  -----------    -----------  -------------   -------------
$     0.70 - 4.00     847,150     565,415       8.0 years   $        2.01   $        1.79
$     4.01 - 8.00     155,250      63,795       9.0 years   $        6.83   $        6.98
$    8.01 - 12.00   1,028,350     770,705       8.4 years   $        9.09   $        9.08
$   12.01 - 17.00      52,500      20,750       8.5 years   $       16.03   $       16.05
                   -----------  ---------

                    2,083,250   1,420,665
                   ===========  =========

      The Company has adopted only the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." It applies Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock and options issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under its plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the years ended December 31, 2000 and 1999:

                                                       2000            1999
                                                   ------------    ------------
            Net loss
                As reported                        $(17,267,218)   $(13,594,790)
                Pro forma                          $(17,785,006)   $(16,789,594)
            Basic loss per common share
                As reported                        $      (0.81)   $      (0.74)
                Pro forma                          $      (0.83)   $      (0.92)


   The accompanying notes are an integral part of these financial statements.

                                                 TERAGLOBAL COMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                For the Years Ended December 31,

================================================================================

NOTE 9 - SHAREHOLDERS' EQUITY (Continued)

      Stock Options (Continued)

      The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 2000 and 1999: dividend yields of 0% and 0%, respectively; expected volatility of 100% and 70%, respectively; risk-free interest rates of 6.0% and 6.1%, respectively; and expected lives of four and two years, respectively. The weighted-average fair value of options granted during the years ended December 31, 2000 and 1999 was $3.97 and $4.71, respectively.

      For options granted during the years ended December 31, 2000 and 1999 where the exercise price equaled the stock price at the date of the grant, the weighted-average fair value of such options was $3.97 and $4.74, respectively, and the weighted-average exercise price of such options was $5.52 and $9.33, respectively. For options granted during the year ended December 31, 1999 where the exercise price exceeded the stock price at the date of the grant, the weighted-average fair value of such options was $2.64, and the weighted-average exercise price of such options was $6.67. For options granted during the year ended December 31, 1999 where the exercise price was less than the stock price at the date of the grant, the weighted-average fair value of such options was $5.17, and the weighted-average exercise price of such options was $10.70. No options were granted during the year ended December 31, 2000 where the exercise price was greater than the stock price at the date of grant or where the exercise price was less than the stock price at the date of the grant.

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

                                                 TERAGLOBAL COMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                For the Years Ended December 31,

================================================================================

NOTE 10 - INCOME TAXES

      The tax effects of temporary differences that give rise to deferred taxes at December 31 are as follows:

                                                                   2000          1999
                                                               -----------   -----------
            Deferred tax assets
              Canadian net operating loss carryforwards        $   300,400   $   300,400
              United States net operating loss carryforwards    16,303,800    10,707,800
              Other                                                 49,800        90,100
              Fixed assets                                       1,231,600            --
                                                               -----------   -----------

            Total gross deferred tax assets                     17,885,600    11,098,300
            Less valuation allowance                            17,885,600    11,098,300
                                                               -----------   -----------

                Net deferred tax assets                        $        --   $        --
                                                               ===========   ===========

      The valuation allowance increased by $6,787,307 and $9,333,077 during the years ended December 31, 2000 and 1999, respectively. All other deferred tax assets were immaterial. No provision for income taxes for the years ended December 31, 2000 and 1999 is required, except for minimum state taxes, since the Company incurred losses during such years. As December 31, 2000, the Company had approximately $24,719,800 in federal net operating loss carryforwards and $300,400 in Canadian net operating loss carryforwards attributable to losses incurred since the Company's inception that may be offset against future taxable income through 2015.

      Income tax expense was $0 and differs from the amounts computed by applying the United States federal income tax rate of 34% to loss before income taxes as a result of the following:

                                                                  2000           1999
                                                              -----------    -----------
            Computed "expected" tax benefit                   $(5,870,800)   $(4,622,200)
            Increase in income taxes resulting from
              Canadian income taxes                                    --         87,400
              Goodwill                                                 --        260,000
              Impairment of furniture and equipment                    --       (164,300)
              Change in the beginning-of-the-year balance
                of the valuation allowance for deferred tax
                assets allocated to income tax expense          6,787,300      4,803,000
            State income taxes                                   (933,800)      (378,700)
            Other                                                  17,300         14,800
                                                              -----------    -----------

                         Total                                $        --    $        --
                                                              ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                                                 TERAGLOBAL COMMUNICATIONS CORP.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                For the Years Ended December 31,

================================================================================

NOTE 11 - SUBSEQUENT EVENTS

      On January 31, 2001, the Company converted all outstanding debentures into common stock. The Company had $475,000 in principal and $103,680 in interest outstanding, all of which were exchanged for an aggregate of 1,157,360 shares of common stock and 120,000 warrants to purchase shares of common stock at a price of $0.60 per share for a period of two years.

      On February 8, 2001, the Company closed a round of equity financing, receiving subscriptions of $1,500,000 for shares of common stock at $0.50 per share.


   The accompanying notes are an integral part of these financial statements.

                                    PART III

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

      Information regarding directors and executive officers of the Company will appear in the Proxy Statement for the Annual Meeting of Stockholders and is incorporated herein by this reference. The Proxy Statement will be filed with the SEC on or about April 20, 2001.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits:

      Exhibit No.       Description
      -----------       -----------
      3.1               Articles of Incorporation, as amended. (1)
      3.2               Bylaws, as amended. (1)
      4.1               Form of Warrant from June 2000 Private Placement
      4.2               Form of Warrant from February 2001 Debenture Conversion
      10.1              Asset Purchase Agreement with Interactive Solutions
                        Group dated July 31, 1998. (2)
      10.2.1            Employment Agreement with Mr. Cox. (2)
      10.2.2            Employment Agreement with Mr. Holcomb. (2)
      10.2.3            Employment Agreement with Mr. Mercer.(3)
      10.3.1            1997 Employee Stock Option Plan. (2)
      10.3.2            1999 Employee Stock Option Plan. (4)
      11                Statement re Computation of Earnings Per Share. (2)
      21                Subsidiaries of the Registrant (5)
      23                Consent of Experts
----------

(1) Incorporated by reference to the Company's Definitive Proxy Statement filed in connection with its 1999 Annual Meeting of Shareholders on May 3, 1999.
(2) Incorporated by reference to the Company's Registration Statement on Form 10-SB (25115) filed on November 25, 1999.
(3) Incorporated by reference to the Company's Annual Report on Form 10-KSB filed on March 20, 2000.
(4) Incorporated by reference to the Company's Annual Report on Form 10-KSB filed on March 30, 1999.
(5) Incorporated by reference to the Company's Pre-Effective Amendment No. 1 to Form 10-SB filed on January 22, 1999.

      (b)   Reports on Form 8-K:

      During the quarter ended December 31, 2000, the Company filed 2 reports on Form 8-K.

      On October 4, 2000, the Company announced that it had entered into a settlement agreement to resolve litigation between the Company and Mr. Anthony Yohe, et. al.

      On December 22, 2000, the Company reported on the execution of its revised business plan, the appointment of Mr. Mercer as its Chief Financial Officer, and its limited financial resources.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 2001               TERAGLOBAL COMMUNICATIONS CORP.


                                    By: /s/ James A. Mercer III
                                       -----------------------------------------
                                       James A. Mercer III,
                                       Interim Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                          Title                       Date

      /s/ John F.A.V. Cecil
      -------------------------    Chairman of the Board         March 29, 2001
      John F.A.V. Cecil

      /s/ Robert Randall
      -------------------------    Chief Executive Officer       March 29, 2001
      Robert Randall               and Director

      /s/ Paul Cox
      -------------------------    President and Director        March 29, 2001
      Paul Cox

      /s/ Lawrence Lacerte
      -------------------------    Director                      March 29, 2001
      Lawrence Lacerte

      /s/ William O. McCoy
      -------------------------    Director                      March 29, 2001
      William O. McCoy

      /s/ William F. Reddersen
      -------------------------    Director                      March 29, 2001
      William F. Reddersen