Form 10KSB/A
period 2000-12-31
TERAGLOBAL COMMUNICATIONS CORP
filed 2001-05-03
CIK 1071876

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB/A

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

                                    PART III

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

         The name of, principal occupation of, and certain additional information about the Company's six directors are set forth below, together with information concerning the Company's executive officers.


                  Name                               Age               Position
                  ----                               ---               --------
                  John F.A.V. Cecil                  44                Chairman of the Board
                  Robert Randall                     54                Chief Executive Officer and
                                                                       Director
                  Paul Cox                           37                President and Director
                  James A. Mercer III                39                Executive Vice President, Chief Financial
                                                                       Officer and Secretary
                  Grant K. Holcomb                   41                Chief Technical Officer
                  Lawrence Lacerte                   48                Director
                  William O. McCoy                   67                Director
                  William Reddersen                  53                Director


JOHN F.A.V. CECIL. John F.A.V. Cecil has been a director of TeraGlobal since March 1999, and was appointed Chairman of the Board in September 2000. Since 1992 Mr. Cecil has served as the President of Biltmore Farms Inc., a real estate development company. Mr. Cecil is currently a member of the Board of Directors of First Union National Bank Southwest, Mission-St. Joseph's Health Systems, Inc., and The Association of Governing Boards of Universities and Colleges. He is also the Vice-Chairman - Board of Governors of the University of North Carolina, which is responsible for the general determination, control, supervision, management and governance of all affairs of the 16 constituent institutions. Mr. Cecil holds a Bachelor of Arts degree from the University of North Carolina at Chapel Hill and a Masters in International Management, from the American Graduate School of International Management.

ROBERT RANDALL. Robert Randall has been Chief Executive Officer of TeraGlobal since January 29, 2001. From January 1998 to January 2001, Mr. Randall was a management and strategic planning consultant to the multimedia, telematics, and service provider industries. From October 1994 through December 1998, Mr. Randall was a founder of, and ultimately Executive Vice President, Board member, and Chief Operating Officer of Verado Holdings, Inc., formerly FirstWorld Communications (Nasdaq: VRDO), a full service voice, data, systems integration, and application service provider. During his tenure at FirstWorld, the company grew revenues to $23 million annually, and raised over $300 million in equity and debt to fund the company's growth and product development. From 1974 to 1994, Mr. Randall was founder and President of Randall Lamb Associates, Consulting Engineers, providers of planning and design services to the construction industry. Mr. Randall holds a Bachelor of Science Electrical Engineering degree, and is a registered Professional Engineer in California, Arizona, Texas, and Florida.

PAUL COX. Paul Cox has been President of TeraGlobal since February 1997. He served as Chairman of the Board of Directors from February 1997 until June 24, 1999. He founded and became the President of ATI Access Technologies Inc. in 1996 and Video Stream Inc. in February of 1997. In 1995, Mr. Cox was the President and a shareholder of International Video Conferencing, Inc., a provider of video conferencing facilities, and had earlier been an Associate with Pierce Scraper, where he advised clients on commercial investments. In 1994, he was a Senior Analyst with Colliers International, a commercial real estate leasing and advisory firm. Prior to 1994, Mr. Cox practiced commercial and residential mortgage administration with Canada Trust. Mr. Cox holds a Bachelor of Arts in International Relations and Economics from the University of British Columbia.

JAMES A. MERCER III. James A. Mercer III has been the Interim Chief Financial Officer of TeraGlobal since December 2000, the Executive Vice President since February 2000, and Secretary of TeraGlobal since April 1999. From April 1994 to March 1999, Mr. Mercer was a partner of and associated with the law firm of Luce, Forward, Hamilton & Scripps LLP, San Diego, California, where he specialized in corporate and securities law. From December 1991 to April 1994, Mr. Mercer was associated with the law firm of O'Connor, Cavanagh, Andersen, Westover, Killingsworth & Beshears, Arizona. From August 1989 to December 1991 he was associated with the law firm of Ervin, Cohen & Jessop, Beverly Hills, California.

Mr. Mercer obtained his Bachelor of Arts from the University of California Los Angeles. He obtained a Masters in Business Administration with concentration in administrative finance from the California State University Fullerton. He received his Juris Doctor from the University of Southern California.

GRANT K. HOLCOMB. Grant K. Holcomb has been the Chief Technical Officer of TeraGlobal since December 1997, and was a director of TeraGlobal from December 1997 to February 2001. From July 1996 to July 1998, Mr. Holcomb was the founder and President of Interactive Solution Group, Inc., a developer of interactive multimedia hardware and software solutions. From July 1991 to April 1996, Mr. Holcomb was the Vice President of Research and Development at Multimedia Design Corporation. From August 1990 to April 1991, he served in the United States Marine Corps as an Operations and Commanding Officer in Operations Desert Shield and Desert Storm. From August 1987 to August 1990, he served as an instructor of Electrical Engineering at the U.S. Naval Academy. Mr. Holcomb holds a Bachelor of Science degree in Electrical Engineering from the Citadel and has completed his academic requirements for his Masters of Science degree in Electrical Engineering from The Naval Postgraduate School.

LAWRENCE LACERTE. Lawrence Lacerte joined TeraGlobal's Board of Directors in December 1999. Mr. Lacerte founded Lacerte Software Corporation in 1979 to provide software for professional tax preparers. Under his leadership, that company grew to become the industry leader with more than 35,000 CPA firms using its products. In May 1998, Intuit Corporation acquired Lacerte Software in a transaction valued at $400-million. Following the sale, Mr. Lacerte founded Lacerte Technologies, a company specializing in technology and Internet related ventures. Mr. Lacerte also serves on the boards of directors of various technology companies, including Citadel Technology, Inc., How2.com, Inc., Worldpoint Interactive, Inc., and Fandom.com, Inc. Mr. Lacerte is actively involved in the community, serving on the boards of the SMU Cox School of Business, the Hockaday School, St. Mark's School of Texas, the Juvenile Diabetes Foundation and the Crystal Ball Advisory Board.

WILLIAM O. MCCOY. William O. McCoy joined TeraGlobal's Board of Directors in April 1999. Since December 1997 he has been a partner in Franklin Street Partners, an investment management firm. In April of 1999 he was appointed as Acting Chancellor for the University of North Carolina. From 1995 to 1998, he served as Vice President and Chief Financial Officer for the University of North Carolina. From 1984 to 1994, he served as Vice Chairman of the Board of BellSouth Corporation and from 1986 to 1994, he served as President and Chief Executive Officer of BellSouth Enterprises. Mr. McCoy currently serves as a director of the following companies: Carolina Power & Light, an electricity generator and distributor in North and South Carolina; The Kenan Corporation, a tanker transport company specializing in bulk commodities (chiefly gasoline, propane and chemicals); Liberty Corporation, a holding company for Liberty Life Insurance and Cosmos Broadcasting; Weeks Corporation, a self-administered and self-managed real estate investment trust. Mr. McCoy is also a Trustee of Fidelity Investments, the largest mutual fund company in the world. Mr. McCoy received his Bachelor of Arts degree in business administration from the University of North Carolina at Chapel Hill and holds a Master's degree in management from the Massachusetts Institute of Technology where he was a Sloan Fellow.

WILLIAM F. REDDERSEN. Mr. Redderesen joined TeraGlobal in September 2000 as a Director. From September 2000 to January 2001, Mr. Reddersen served as the Company's Interim Chief Executive Officer. From September 1987 to August 2000, Mr. Reddersen served in various senior management positions with BellSouth, including: Executive Vice President--Corporate Strategy (January - August 2000); Group President--Value Added Services (July 1995 - January 2000); Senior Vice President Broadband Strategies (July 1993 - July 1995); President--BellSouth Business Systems (June 1990 - July 1993); Vice President Marketing--BellSouth Services (June 1989 - June 1990) and Vice President Marketing--BellSouth Enterprises (September 1987 - June 1989). Prior to joining BellSouth, Mr. Reddersen spent 18 years various positions with AT&T, including: Network Vice President--Western Regional AT&T Communications (June 1985 - June 1987); and Sales Vice President--Southern Regional AT&T Communications (June 1983 - June
1985). Mr. Reddersen currently serves as chairman of the Georgetown University School of Nursing Parents Council, and on the Council of Visitors for the Vanderbilt University School of Engineering and the Advisory Board of Clear Communications. Mr. Reddersen received his Bachelor of Science degree in Mathematics from the University of Maryland. He received his Masters of

Science degree in Management from the Massachusetts Institute of Technology, where he was a Sloan Fellow.

Section 16(b) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors and executive officers and persons who own more than ten percent of the Company's common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Company's common stock. Upon filing any such report with the Securities and Exchange Commission, the filing person must furnish the Company with a copy of such report. In fiscal year 2000, the Company's directors and executive officers filed all reports required under the Exchange Act on time, except that Mr. Mercer, an executive officer of the Company acquired stock in a stock grant transaction which took place in March 2000. The Form 4 for that transaction was filed late. It was filed the next business day after the reporting deadline.

ITEM 10. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

         The following tables and notes show the compensation provided to the Company's most highly compensated executive officers, included all persons who served as Chief Executive Officer at any time during the year, and other executive officers who served as such at the end of fiscal 2000.

                           SUMMARY COMPENSATION TABLE

                                                        ANNUAL COMPENSATION           LONG TERM COMPENSATION AWARDS     ALL OTHER
                                                  ------------------------------     -------------------------------      COMP.
                                                                          OTHER      RESTRICTED        SECURITIES
                                                                          ANNUAL        STOCK          UNDERLYING
                                                   SALARY       BONUS      COMP.       AWARDS         OPTIONS/ SARS
NAME/TITLE                             YEAR          $            $          $            $               #(1)
-------------                          ----       -------       -----     ------     ----------       -------------
David Fann,                            2000       148,417          --         --             --                  --      206,804
Chief Executive Officer(2)             1999       192,083          --         --             --             300,000           --
                                       1998        54,000          --         --             --             300,000           --

William Reddersen,                     2000        32,000          --         --             --              75,000           --
Interim Chief Executive Officer(3)

Paul Cox,                              2000       207,189          --         --             --                  --           --
President                              1999       192,083          --         --             --                  --           --
                                       1998       141,023          --         --             --                  --           --

James A. Mercer III,                   2000       194,626          --         --         35,000                  --           --
Executive Vice President, Interim      1999       135,000          --         --        656,500             100,000           --
Chief Financial Officer and
Secretary(4)

Grant K. Holcomb,                      2000       204,583          --         --             --                  --           --
Chief Technology Officer(5)            1999       192,083          --         --             --             300,000           --
                                       1998       124,324          --         --             --             300,000           --

Frederick C. McGee,                    2000       200,309          --         --             --             150,000           --
Chief Financial Officer(6)
---------------------

(1) Consists solely of options granted under the Company's 1997 and 1999 Stock Option Plans.
(2) Mr. Fann served as Chief Executive Officer from September 1, 1998 to September 18, 2000. All of the options granted to Mr. Fann have now expired. The amounts reflected in the Other Income column are severance payments following his resignation in fiscal year 2000 under the terms of his employment agreement.
(3) Mr. Reddersen served as interim Chief Executive Officer from September 19, 2000 through January 29, 2001.
(4) Mr. Mercer has served as Executive Vice President and General Counsel beginning March 2, 1999. The restricted stock awards include 100,000 shares valued at $35,000 based on the

         Company's closing bid price of $0.35 on December 31, 2000 and 101,000 shares valued at $656,500 based on the Company's closing bid price on December 31, 1999.
(5)      Mr. Holcomb has served as Chief Technology Officer since April 1, 1998.
(6) Mr. McGee served as Chief Financial Officer from January through December 2000.

         The following table sets forth individual grants of stock options and stock appreciation rights ("SARs") made during fiscal 2000 to the Company's named executive officers.


                                          OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                     NUMBER OF            PERCENT OF TOTAL
                                     SECURITIES             OPTIONS/SARS
                                     UNDERLYING              GRANTED TO
                                    OPTIONS/SARS          EMPLOYEES IN FISCAL     EXERCISE OR BASE
   NAME                                   #                      YEAR                PRICE $/SH          EXPIRATION DATE
   ----------------                 ------------          -------------------     ----------------       ---------------
   Frederick C. McGee(1)                150,000                 25.14%                  7.13             March 21, 2001

   William Reddersen                     75,000                 12.57%                  2.50             September 19, 2010

---------------------

(1) Mr. McGee resigned from the Company in December 2000. All of Mr. McGee's options have expired.

         The following table sets forth information concerning each exercise of stock options or during fiscal 2000 by the Company's named executive officers, and the fiscal year-end value of unexercised options and SARs.

              AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUE


                                                                                                  VALUE OF UNEXERCISED
                                 SHARES                           NUMBER OF SECURITIES               "IN THE MONEY"
                               ACQUIRED ON      VALUE            UNDERLYING UNEXERCISED          OPTIONS/SARS AT FISCAL
                                EXERCISE       REALIZED          OPTIONS/SARS AT FISCAL               YEAR-END(2)
   NAME                             #              $                  YEAR-END#(1)                         $
                                                               EXERCISABLE/UNEXERCISABLE       EXERCISABLE/UNEXERCISABLE
   ----------------             ---------    --------------    -------------------------       -------------------------
   David Fann(3)                   --              --                  300,000/0                          0/0

   William Reddersen               --              --                18,750/56,250                        0/0

   James A. Mercer III             --              --                  100,000/0                          0/0

   Grant Holcomb                   --              --                  600,000/0                          0/0

   Frederick C. McGee(4)           --              --                30,000/120,000                       0/0

---------------------

(1) All options granted at 100% of fair market value. Optionees may satisfy the exercise price by submitting currently owned shares, in-the-money options or cash.
(2) Calculated based upon the December 31, 2000 fair market value share price of $0.35, which is less the share price to be paid upon exercise.
(3) Mr. Fann resigned from the Company in September 2000. All of Mr. Fann's options have expired.
(4) Mr. McGee resigned from the Company in December 2000. All of Mr. McGee's options have expired.

DIRECTOR COMPENSATION

         Directors do not receive compensation for their services as directors. Outside directors are reimbursed for their expenses incurred to attend meetings. In addition, outside directors are eligible for stock option grants pursuant to the Company's 1997 Stock Option Plan and the 1999 Stock Option Plan. During fiscal 2000 each of the Company's outside directors were awarded 25,000 options to purchase Common Stock under the Company's 1999 Stock Option Plan.

EMPLOYMENT AGREEMENTS

         The Company entered into an employment with Paul Cox effective as of September 30, 1998. Pursuant to that agreement, Mr. Cox will serve as President of the Company. The agreement was amended in March 1999 to provide a base salary of $200,000 annually. In addition, Mr. Cox is eligible for stock options grants under the Company's stock option plans and all other profit sharing or bonus plans generally available to Company officers. The agreement expires on September 30, 2002. In the event the Company terminates Mr. Cox's employment without cause, he will receive his salary remaining through the end of the term of his employment agreement, and continuation of certain employee benefits.

         The Company entered into an employment agreement with James A. Mercer III, effective March 4, 2000. Pursuant to that agreement Mr. Mercer will serve as Executive Vice President of the Company. The agreement provides for a base salary of $200,000 annually. In addition to base salary, Mr. Mercer is eligible for stock option grants under the Company's stock option plans and all other profit sharing or bonus plans generally available to Company officers. The agreement expires on March 4, 2002. In the event the Company terminates Mr. Mercer's employment without cause, he will receive his salary for a period of three months, and continuation of certain employee benefits.

         The Company entered into an employment agreement with Grant Holcomb effective as of September 30, 1998. Pursuant to that agreement, Mr. Holcomb will serve as Chief Technology Officer of the Company. The agreement was amended in March 1999 to provide a base salary of $200,000 annually. In addition, Mr. Holcomb is eligible for stock options grants under the Company's stock option plans and all other profit sharing or bonus plans generally available to Company officers. The agreement expires on September 30, 2002. In the event the Company terminates Mr. Holcomb's employment without cause, he will receive his salary remaining through the end of the term of his employment agreement, and continuation of certain employee benefits.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth, as of March 26, 2001 certain information with respect to the beneficial ownership of common stock by (a) each person known by the Company to be the beneficial owner of more than 5% of its outstanding common stock, (b) each of the Company's directors and (c) all directors and executive officers as a group. Except as noted below, to the best of the Company's knowledge, each of such persons has sole voting and investment power with respect to the shares beneficially owned.


         NAME AND ADDRESS OF
         BENEFICIAL OWNER                                 SHARES                      PERCENT OF CLASS
         ----------------                                 ------                      ----------------
         John F.A.V. Cecil                               457,175(1)                           1.69%
         Robert Randall                                  567,000(2)                           2.09%
         Paul Cox                                      6,525,450                             24.25%
         James A. Mercer, III                            306,000(3)                           1.13%
         Grant K. Holcomb                              1,718,950(4)                           6.25%
         Lawrence A. Lacerte                           1,287,500(5)                           4.76%
         William O. McCoy                                305,000(6)                           1.13%
         William F. Reddersen                            108,750(6)                           0.40%
         All executive officers and directors         11,275,825(8)                          40.15%
            as a group (8 persons)

--------------------


(1) Includes 100,000 shares issuable upon the exercise of outstanding stock options and 100,000 shares held by Cecil Ventures LLC. Also includes 5,200 shares held in trust for the benefit of Mr. Cecil's minor children. Mr. Cecil disclaims beneficial ownership of such shares.
(2) Includes 167,000 shares issuable upon the exercise of outstanding stock options, and 400,000 shares held by Randall Lamb Associates.
(3) Includes 105,000 shares issuable upon the exercise of outstanding stock options.
(4) Includes 600,000 shares issuable upon the exercise of outstanding stock options.
(5) Includes 87,500 shares issuable upon the exercise of outstanding stock options.
(6) Includes 100,000 shares issuable upon the exercise of outstanding stock options.
(7) Includes 18,500 shares issuable upon the exercise of outstanding stock options.
(8) Includes 1,178,000 shares issuable upon the exercise of outstanding stock options.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In July 1998, the Company acquired from Interactive Solutions Group, Inc. all of the membership interests in ISG Acquisition, LLC, a Delaware limited liability company wholly owned by Interactive Solutions Group. ISG Acquisition, LLC held substantially all of the intellectual property assets of Interactive Solutions Group related to network and multimedia products and technologies. The Company acquired ISG Acquisition LLC in exchange for the forgiveness of a loan of $160,000 and the assumption of up to $91,000 in ISG Acquisition liabilities, for a total purchase price of $251,000. Interactive Solutions Group was incorporated on July 15, 1996 by Grant Holcomb, its President. Mr. Holcomb is the Chief Technology Officer of the Company, and was at the time of the acquisition of Interactive Solutions Group.

         During 1998, the Company's TechnoVision Communications, Inc. subsidiary loaned an aggregate of $56,500 to Mr. Holcomb. The loans are evidenced by promissory notes, payable on or before June 1, 1999, bearing interest at 8% per annum. During 1999, the Company loaned Mr. Holcomb an aggregate of $230,000. Mr. Holcomb used a portion of the proceeds of this loan to repay the obligation to TechnoVision in full. During 2000, the Company loaned an aggregate of $6,000 to Mr. Holcomb. Each of the loans are payable upon demand and bear interest at the minimum applicable federal rate.

         During 1999, the Company loaned an aggregate of $40,000 to Paul Cox, the President and a Director of the Company. During 2000, the Company loaned an aggregate of $101,000 to Mr. Cox. Each of the loans are payable on demand and bear interest at the minimum applicable federal rate.

         During 1999, the Company entered into a Service Agreement with Lacerte Technologies to provide TeraMedia(R) services. During fiscal 1999, the Company received an aggregate of $164,469 under the Service Agreement. The majority of that revenue was associated with the one-time sale of equipment. During 2000, the company received an aggregate of $140,480 under that Service Agreement. Lacerte Technologies is owned by Lawrence Lacerte, a director of the Company.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits:

      Exhibit No.       Description
      -----------       -----------
      3.1               Articles of Incorporation, as amended. (1)
      3.2               Bylaws, as amended. (1)
      4.1               Form of Warrant from June 2000 Private Placement*
      4.2               Form of Warrant from February 2001 Debenture Conversion*
      10.1              Asset Purchase Agreement with Interactive Solutions
                        Group dated July 31, 1998. (2)
      10.2.1            Employment Agreement with Mr. Cox. (2)
      10.2.2            Employment Agreement with Mr. Holcomb. (2)
      10.2.3            Employment Agreement with Mr. Mercer.(3)
      10.3.1            1997 Employee Stock Option Plan. (2)
      10.3.2            1999 Employee Stock Option Plan. (4)
      11                Statement re Computation of Earnings Per Share. (2)
      21                Subsidiaries of the Registrant (5)
      23                Consent of Experts*
----------

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

*Previously filed.

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

Dated: May 3, 2001                  TERAGLOBAL COMMUNICATIONS CORP.


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

      Signature                          Title                       Date

      /s/ John F.A.V. Cecil
      -------------------------    Chairman of the Board         May 3, 2001
      John F.A.V. Cecil

      /s/ Robert Randall
      -------------------------    Chief Executive Officer       May 3, 2001
      Robert Randall               and Director

      /s/ Paul Cox
      -------------------------    President and Director        May 3, 2001
      Paul Cox

      /s/ Lawrence Lacerte
      -------------------------    Director                      May 3, 2001
      Lawrence Lacerte

      /s/ William O. McCoy
      -------------------------    Director                      May 3, 2001
      William O. McCoy

      /s/ William F. Reddersen
      -------------------------    Director                      May 3, 2001
      William F. Reddersen