Form 10QSB
period 2001-03-31
TERAGLOBAL COMMUNICATIONS CORP
filed 2001-05-14
CIK 1071876

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2001.

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
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

☒ Yes   ☐ No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2001, 26,906,282 shares of the issuer's common stock were outstanding.

Transitional Small Business Disclosure Format (Check One): ☐ Yes  ☒ No

TERAGLOBAL COMMUNICATIONS CORP. AND SUBSIDIARIES
Form 10-QSB for the period ended March 31, 2001

COVER PAGE

INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements
Consolidated Balance Sheets as of March 31, 2001 (unaudited) and December 31, 2000 (audited)

Consolidated Statement of Operations - Three Months Ended March 31, 2001 and March 31, 2000 (unaudited)

Consolidated Statements of Cash Flows - Three Months Ended March 31, 2001 and March 31, 2000 (unaudited)

Notes to Condensed Consolidated Financial Statements - March 31, 2001

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
ITEM 2. Change in Securities
ITEM 3. Defaults upon Senior Securities
ITEM 4. Submission of Matters to a Vote of Security Holders
ITEM 5. Other Information
ITEM 6. Exhibits and Reports on Form 8-K

SIGNATURES

TeraGlobal® and TeraMedia® are registered trademarks of TeraGlobal Communications Corp.

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
TERAGLOBAL COMMUNICATIONS CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
March 31, 2001 (unaudited) and December 31, 2000

ASSETS
	March 31, 2001	December 31, 2000
	(Unaudited)
Current assets
Cash and cash equivalents	$511,262	$467,383
Accounts receivable	175,977	117,543
Notes receivable - related parties	376,834	377,901
Inventory	72,599	186,071
Prepaid expenses and other current assets, including $15,869 and $23,874, respectively, to related parties	119,018	260,770

Total current assets	1,255,690	1,409,668

Furniture and equipment, net	1,431,010	1,947,936

Other asset - deposits	567,000	680,000

Total assets	$3,253,700	$4,037,604

See accompanying notes to condensed consolidated financial statements.

LIABILITIES AND SHAREHOLDERS' EQUITY
	March 31, 2000	December 31, 2001
	(Unaudited)
Current liabilities
Accounts payable	$768,892	$869,789
Short-term loans	63,396	66,658
Accrued expenses	15,000	68,293
Accrued severance pay	119,252	178,879
Accrued interest on convertible promissory note	-	98,681
Accrued vacation	112,200	150,555
Convertible promissory note	-	475,000
Total current liabilities	1,078,741	1,907,855

Shareholders' equity
Preferred stock, $1.00 par value, non-voting 1,000,000 shares authorized no shares issued and outstanding	—	—
Common stock, $0.001 par value 200,000,000 shares authorized 26,906,282 shares issued and outstanding March 31, 2001 22,706,922 shares issued and outstanding December 31, 2000	26,906	22,707
Additional paid-in capital	39,542,433	37,449,327
Other comprehensive income (loss)	38,560	(11,181)
Accumulated deficit	(37,432,939)	(35,331,104)
Total shareholders' equity	2,174,960	2,129,749
Total liabilities and shareholders’ equity	$3,253,700	$4,037,604

See accompanying notes to condensed consolidated financial statements.

TERAGLOBAL COMMUNICATIONS CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ending March 31, 2001 and 2000 (Unaudited)

	Three months ended March 31,
	2001	2000
Net Sales	$174,853	$106,548

Cost of sales	116,795	68,132

Gross profit	58,058	38,416

Operating expenses

General and administrative	1,426,243	2,827,167
Selling	306,044	308,038
Research and development	437,621	1,148,658

Total operating expenses	2,169,908	4,283,863

Loss from operations	(2,111,850)	(4,245,447)

Other income (expenses)
Interest income	14,985	83,781
Interest expense	(7,073)	(11,635)
Other income	2,103	-

Total other income (expense)	10,015	72,146

Net Loss	$(2,101,835)	$(4,173,301)

Basic loss per common share	$(0.09)	$(0.21)

Weighted-average common shares outstanding	23,503,868	19,721,835

See accompanying notes to condensed consolidated financial statements.

TERAGLOBAL COMMUNICATIONS CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months ended March 31, 2001 and 2000 (Unaudited)

	Three months ended March 31,
	2001	2000
Cash flows from operating activities
Net loss	$(2,101,835)	$(4,173,301)
Adjustments to reconcile net loss to net cash used in Operating activities
Stock issued for services rendered	15,625	1,051,125
Loss on sale of property and equipment	48,858	--
Depreciation	390,982	221,184
Amortization of goodwill	--	190,905
(Increase) decrease in
Accounts receivable	(58,433)	83,806
Prepaid expenses and other current assets	141,753	134,826
Inventory	113,471	(1,364)
Increase (decrease) in
Accounts payable	(100,897)	(439,721)
Accrued expenses	(53,294)	64,031
Accrued severance	(59,627)	--
Accrued interest (non-cash interest expense)	4,999	--
Accrued vacation	(38,355)	--

Net cash used in operating activities	(1,696,753)	(2,868,509)

Cash flows from investing activities
Proceeds from redemption of Certificate of Deposit	113,000
Proceeds from sale of (purchase of) furniture and equipment	79,086	(586,277)
Notes receivable – related parties	1,067	(42,507)

Net cash provided by (used in) investing activities	193,153	(628,784)

Cash flows from financing activities
Payment of short-term loans	(3,262)	934
Payment of capital lease obligations	--	(706,688)
Proceeds from issuance of common stock, net of fees	1,501,000	--
Proceeds from exercise of stock options	--	45,533

Net cash provided by (used in) financing activities	1,497,738	(660,221)

See accompanying notes to condensed consolidated financial statements.

	Three months ended March 31,
	2001	2000
Cumulative translation adjustment	49,741	(13,889)

Net increase (decrease) in cash and cash equivalents	43,879	(4,171,403)

Cash and cash equivalents, beginning of period	467,383	7,893,036

Cash and cash equivalents, end of period	$511,262	$3,721,633

Supplemental schedule of non-cash investing and financing activities

During the three months ended March 31, 2001, the Company entered into an agreement to convert a promissory note into shares of common stock. The principal amount of the promissory note of $475,000 and accumulated interest of $103,680 were converted into 1,157,360 shares of the Company's common stock and 120,000 warrants to purchase shares of common stock at a price of $0.60 per share for a period of two years.  None of these warrants were exercised as of March 31, 2001.

During the three months ended March 31, 2001, the Company issued 2,000 shares of common stock valued at $2,000 as payment for the acquisition of additional shares of TechnoVision Communications, Inc.  The TechnoVision Communications, Inc. shares were tendered pursuant to the Company’s exchange offer which was consummated on August 10,1998; however, the Company’s shares were never issued at the time of the exchange offer.

See accompanying notes to condensed consolidated financial statements.

TERAGLOBAL COMMUNICATIONS CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATMENTS
March 31, 2001

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

Principles of Consolidation

The consolidated financial statements include the accounts of TeraGlobal Communications Corp. and its wholly owned subsidiaries, ATI Access Technologies, Inc., TGC Acquisition, Inc., TeraGlobal Communications (Canada) Corporation, and TechnoVision Communications, Inc.  All inter-company accounts and transactions have been eliminated.

NOTE 2 – FURNITURE AND EQUIPMENT

             Furniture and equipment consisted of the following:

	March 31, 20001	December 31, 2000
	(Unaudited)
Furniture and fixtures	$446,635	$446,635
Office equipment	1,073,119	1,123,271
Computers and software	2,308,266	2,308,266
TeraMedia® networks	174,975	334,290
	4,002,995	4,212,462
Less accumulated depreciation	2,571,985	2,264,526
Total	$1,431,010	$1,947,936

Depreciation expense for the three months ended March 31, 2001, and the year ended December 31, 1999, was $390,982 and $1,203,721, respectively.  During the three months ended March 31, 2001, the Company recognized a loss of $48,858 in conjunction with the disposition of certain non-core assets and TeraMedia® network assets as it transitioned from a service provider business model to one that focuses on the sale and licensing of TeraMedia® software.

NOTE 3 - OTHER ASSET - DEPOSITS

The Company has a standby letter of credit agreement with a bank for $500,000 as collateral for the lease of the office space at the Company’s headquarters in San Diego, California. Per the terms of the lease agreement, the amount of the standby letter of credit can be reduced annually, over the five-year term of the lease.  The Company reduced the letter of credit by $113,000 during the three months ended March 31, 2001.

NOTE 4 - CONVERTIBLE PROMISSORY NOTE

During the three months ended March 31, 2001, the Company entered into an agreement whereby the principal amount of a promissory note of $475,000, and accumulated interest of $103,680, were converted into 1,157,360 shares of the Company’s common stock and 120,000 warrants to purchase shares of common stock at a price of $0.60 per share for a period of two years.  The warrants vest immediately and have a term of two years.  None of these warrants were exercised at March 31, 2001.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Larry Jernigan v. TeraGlobal Communications Corp., et al
During the three months ended March 31, 2001, the Company paid to Mr. Jernigan approximately $30,000 in cash and stock in exchange for a release of all claims, including any interest in TeraGlobal and TechnoVision stocks or stock options.

The Company has no litigation pending against it at this time.

NOTE 6 - SHAREHOLDERS' EQUITY

Common Stock

During the three months ended March 31, 2001, the Company converted all outstanding convertible promissory notes into common stock.  The Company had $475,000 in principal and $103,680 in interest outstanding, all of which were exchanged for an aggregate of 1,157,360 shares of common stock and 120,000 warrants to purchase shares of common stock at a price of $0.60 per share for a period of two years.

During the three months ended March 31, 2001, the Company sold 3,015,000 shares of common stock in a private placement, receiving $1,501,000, net of offering costs of $6,500.

During the three months ended March 31, 2001, the Company issued 25,000 shares valued at $15,625, pursuant to the settlement of certain litigation against the Company.

During the three months ended March 31, 2001, the Company issued 2,000 shares of common stock valued at $2,000 as payment for the acquisition of additional shares of TechnoVision.  The TechnoVision shares were tendered pursuant to the Company's exchange offer, which was consummated on August 10, 1998; however, the shares were never issued at the time of the exchange offer.

Stock Options

During the three months ended March 31, 2001, the Company granted employees an aggregate of 122,000 options under its 1999 Stock Option Plan (the “1999 Plan”), at an exercise price of $0.56 per share.

During the three months ended March 31, 2001, the Company entered into an employment agreement with Robert Randall to act as the Chief Executive Officer of the Company.  In connection with that employment agreement, the Company also granted Mr. Randall a nonqualified stock option to purchase up to 1,000,000 shares of common stock, subject to time and performance-based vesting.

The following schedule summarizes the stock options transactions:
	Stock Options Outstanding	Weighted Average Exercise Price
Outstanding, December 31, 2000	2,083,250	$5.57

Granted	1,122,000	$0.56
Forfeited	600	$7.81
Exercised	--	$--

Outstanding, March 31, 2001	3,204,650	$3.82

Exercisable, March 31, 2001	2,111,460

Item 2.              Management's Discussion and Analysis of Financial Condition and Results of Operations

             The matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about the Company and the industry in which it operates.  These forward-looking statements involve risks and uncertainties and are not guarantees of future performance.  Forward-looking statements include, but are not limited to, statements concerning anticipated trends in revenues, the mix of software and hardware that the Company will sell in the future and resulting gross margins, statements concerning Company's reseller arrangements and the amount and timing of any revenues that will be derived from those relationships, statements concerning the adequacy of existing staff and infrastructure to sustain operations and projections concerning the adequacy of cash flow.  The Company's actual results could differ materially from the results discussed in such forward-looking statements based on a number of factors including those set forth under “Factors That May Affect Future Results and Financial Condition” below and more completely in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.  The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's financial statements and the related notes thereto appearing elsewhere in this report.

Overview

             TeraGlobal Communications Corp., a Delaware corporation (the “Company”) develops advanced networking software that enables real-time voice, video and data communication and collaboration.  The applications are based on the Internet Protocol (IP), and can run over any common broadband network that delivers IP packets. The Company's current application suite, marketed under the name TeraMedia®, delivers Voice over IP and Video over IP and data collaboration simultaneously over a single broadband connection.

             The Company began operating in this business in 1998. The Company launched its first commercial version of its TeraMedia® software in October of 1999.  During fiscal 2000, the Company approached sales primarily under a "service" model.  Under that model, the Company acts as a solutions provider, contracting for and reselling broadband connectivity and network and computer hardware.  The customer enters into a contract with the Company to pay for the bundled cost of the connectivity, network infrastructure, computer hardware and software over the length of a Service Agreement.  The Company recognizes revenue as it is billed each month, and its costs of goods sold include the cost of broadband connectivity, hardware, and support charges.

             The Company entered 2001 restructuring its expenses and building a foundation for scalable revenue growth.

             On the expense side, the Company effected sweeping changes during the quarter.  While the service model entails recurring revenue, it is capital intensive.  The Company is compelled to purchase network equipment to deliver the service.  It is also required to develop support staff to accommodate the service offering.  The Company generated $389,000 in revenues during that fiscal 2000, and had an operating budget of approximately $1.1 million per month.  As a result, the Company finished 2000 with a working capital deficit and needed additional capital to fund operations.

             Effective January 2, 2001, the Company restructured its workforce resulting in the elimination of over 60% of its employee base. The majority of the positions eliminated were administrative, or related to customer support functions.  The Company's payroll expenses were reduced from approximately $450,000 per month in December 2000, to approximately $270,000 in January 2000, exclusive of expenses related to the restructuring.  The Company also reigned in other spending bringing monthly cash expenditures down to approximately $550,000 per month for the quarter.

                          In February 2001, the Company completed a private placement of 3,015,000 shares of common stock resulting in net proceeds to the Company of $1,501,000.  The Company also successfully negotiated the conversion of $475,000 of outstanding convertible promissory notes, plus accrued interest, into common stock and warrants.

             On the revenue side, the Company moved to a "software" sales model, and continued development of cross platform solutions to broaden the Company's markets.  Under the software model, the Company licenses the TeraMedia® software to the customer, who then operates the software on their own networks.  The Company also sells an accessory kit that can include a camera, speaker system, and other peripherals that enhance the TeraMedia® experience.  The customer is responsible for securing network infrastructure and support.  This model requires substantially less infrastructure and personnel to support.  Overall revenues under this model may be lower than the service model, but will carry larger profit margins.  Costs of good sold will not include connectivity costs, and will have reduced network and computer hardware costs, as the Company focuses on sales of software.

             The Company generated sales of $324,853 in the first three months of 2001.  Of that amount $174,853 were recognized as revenues in the period ended March 31, 2001, and the balance will be recognized in the second quarter.  Substantially all of this revenue was from the one-time sale of hardware, software, and related cameras, speakers and microphones.

             The Company's product development efforts during the quarter focused on support for multiple operating systems.  The Company's initial server software was written for the Sun Solaris operating system.  The Company has revised its server software and has planned a release for early third quarter of a version of its registry server software that uses the Lightweight Data Access Protocol, and will run over common server platforms including Solaris, Novell, Windows, Unix and Macintosh.  The Company is also focusing on development of a Windows® 2000 version of its client software.  The initial release is expected in the fourth quarter.

             Looking beyond the period ended March 31, 2001, the Company enters the second quarter with a restructured work force.  It has consolidated operations, and reduced overhead expenditures.  The Company expects to require additional capital in the second quarter, and has entered into preliminary arrangements to secure that capital, as discussed in "Liquidity and Capital Resources", below.

             The Company continues to pursue direct sales opportunities to the government, education, media and science industries.  To an increasing degree, however, the Company is looking to indirect sales models to drive revenue.  Subsequent to March 31, 2000, the Company entered into a Strategic Alliance Agreement with Motorola to pursue contracts with the United States Department of Defense.  The Company has also entered into an agreement with Marconi Communications Federal, giving Marconi the right to resell TeraMedia® software to customers in the United States Government.  Finally, the Company has been pursuing joint sales opportunities with Apple Computer.  Apple has installed TeraMedia® in some of its market centers, and has invited the Company to demonstrations to strategic accounts, particularly in the education market.  As a result of these activities, the Company is looking for increased revenues for the balance of the year, including revenues from development fees and licenses.

Results of Operations

             The following table sets forth the selected unaudited quarterly results of operations for the three months ending March 31, 2001, and March 31, 2000.

Statements of Operations Data:	Three Months ending March 31
	2001 (unaudited)	2000 (unaudited)
Sales	$174,853	$106,548
Cost of Sales	116,795	68,132

General and administrative	1,426,242	2,827,167
Selling	306,044	308,038
Research and development	437,621	1,148,658

Net Loss	$(2,101,835)	$(4,173,301)

Basic loss per common share	$(0.09)	$(0.21)

Weighted average common sharesOutstanding	23,503,868	19,721,835

First Quarter 2001 Compared to First Quarter 2000.

             Sales.  Sales for the three months ended March 31, 2001, were $174,853 compared to $106,548 in the three months ended March 31, 2000, an increase of 64 percent. Sales for the three months ended March 31, 2001, related to the sale of TeraMedia® software and the resale of hardware to support TeraMedia® software. Sales for the three months ended March 31, 2000, related primarily to subscription sales under contracts for TeraMedia® services.  The increase in revenue is due to the immediate recognition of revenue associated with the resale of hardware to support TeraMedia® software, as well as an increase in the sales volume of TeraMedia® software.

             The Company will continue to focus its revenue growth on the sale of TeraMedia® software to customers with an existing network infrastructure. For example, during the period ended March 31, 2001, the Company entered into an agreement with the Anthony Wayne School District in the State of Ohio.  The $150,000 sale will be recognized as revenue in the second quarter, and was predominately a sale of software, but included the resale of accessories required to fully utilize TeraMedia® software.  The Company is also placing significant emphasis on joint sales and indirect sales opportunities as it continues to formalize licensing arrangements and reseller programs.  The Company has secured its initial reselling arrangements and, on that basis, expects that sales from resellers will begin to contribute to revenues in the third and fourth quarter.

             Cost of Sales. Cost of sales for the period ended March 31, 2001, was $116,795, resulting in a gross margin of 33 percent. Cost of sales for the period ended March 31, 2000, was $68,132, resulting in a gross margin of 36 percent for the period. Cost of sales for both periods was associated primarily with the resale of hardware components, such as computers, cameras, speakers and microphones.  Cost of sales for March 31, 2000, also included bandwidth services related to the sale of TeraMedia® under the service model.

             As the Company expands it efforts to focus on a software sales model and licensing opportunities it expects cost of sales to decrease substantially.  Historically the Company's cost of sales has included costs of broadband connectivity and computer hardware The Company is working on joint sales opportunities with hardware manufacturers and targeting customers with required end point devices and network infrastructure in place, which allows the Company to sell predominantly software.

             General and Administrative. General and administrative expenses were $1,426,243 for the three months ended March 31, 2001, compared to $2,827,167 for the three months ended March 31, 2000, a decrease of $1,400,924, or 50 percent. The Company took substantial measures to reduce general and administrative personnel and spending early in the first quarter of 2001, which included a 60 percent reduction in staff.

             The Company is continuing to identify opportunities to reduce overhead spending, however, it may need to add some additional personnel to support increased sales activity.  The Company recognized non-cash charges for depreciation expense of $390,982 for the period ended March 31, 2001, compared to $197,700 for the period ended March 31, 2000.  All assets associated with the Company's TechnoVision subsidiary and Canadian subsidiary have been fully depreciated and non-cash expenses related to depreciation will decline significantly, as the Company continues to control capital expenditures.

             Research and Development. Research and Development expenses were $437,621 for the three months ended March 31, 2001, as compared to $1,148,658 for the three months ended March 31, 2000, a decrease of $711,037, or 62 percent. The decline in research and development expenses from the prior period is primarily the result of decreased expenditures for network, equipment and software expenses, as the Company has established the core infrastructure needs for its current development efforts.  The Company also reduced the number of research and development engineers, and discontinued the use of all contract research and development professionals.

             The Company expects that spending on research and development will continue for the next two quarters at its present level or increase slightly. The Company is continuing its development of a Windows® 2000 version of TeraMedia® that will operate on PC computers with a Pentium 4 or equivalent speed processor, and may increase spending modestly for equipment and resources related to that effort.

             Selling. Sales and marketing expenditures were $306,044 in the three months ended March 31, 2001, as compared to $308,038 in the three months ended March 31, 2000, a decrease of $1,994, or one percent.  Approximately 30 percent of this amount related to one event—the attendance of Macworld, a tradeshow showcasing products associated with Apple computers.

             The Company expects sales and marketing expense to decline over the next two quarters as it has substantially reduced its attendance to tradeshows.  The Company has also taken measures to more efficiently transport and deliver remote product demonstrations, allowing more visibility to potential customers at significantly reduced cost.  The Company will continue to target end-user sales, but believes significant growth in sales will be attributed to the build out of indirect sales channels, and will focus on establishing OEM and VAR relationships. Under those selling arrangements the Company will license software at a discount to its standard retail price.

Liquidity and Capital Resources

             As of March 31, 2001, the Company had cash and cash equivalents totaling $511,264, with a working capital surplus of $176,949, as compared to a cash balance totaling $3,721,633 with a working capital surplus of $2,411,372 at March 31, 2000.

             For the three months ended March 31, 2001, net cash used in operating activities was $1,696,752 compared to $2,868,509 for the period ended March 30, 2000.  The decrease in cash used in operating activities was almost entirely associated with the decrease in personnel. Monthly operating expenses are expected to decrease further as the Company downsizes its Logan, Utah office, and restructures its broadband connectivity.  As a result of these changes cash used in operating activities averaged  $565,584 for the first three months of 2001, and is expected to be lower in the second quarter of 2001.

             While operating expenses have been reduced substantially, the Company increased operating revenues in the first quarter, and expects that trend to continue.  The Company is working more closely with indirect resale channels to take advantage of their customer base and sales infrastructure.  In the second quarter of 2001, the Company has engaged in joint sales activities with Apple Computer, Motorola and Marconi Communications Federal to sell its TeraMedia® software.  The Company has also reduced the pricing structure for its software and is focusing its own direct sales efforts on large installations with existing networks.  Each of these activities is resulting in increased exposure and larger opportunities.  However, the Company does not expect that these activities will result in significant revenues for the Company until the third or fourth quarter of 2001.

             The Company generated positive cash flows from investing activities, receiving the release of $113,000 from the security deposit on its facilities in San Diego.  The Company also generated $79,086 during the period from the sale of non-core assets.  The Company is continuing to liquidate excess furniture, fixtures and equipment.  However, receipts from the disposition of those assets will be offset by purchases of additional hardware for development and testing of the Windows® 2000 version of the Company's TeraMedia® software.

             The Company has funded substantially all of its operations to date from financing activities.  Net cash provided by financing activities was $1,497,738 for the period ended March 31, 2001, compared to a total of $660,221 used in financing activities for the three months ended March 31, 2000. The February private placement added $1,501,000 in cash, net of fees.  The conversion of the outstanding convertible promissory notes resulted in the elimination of $475,000 of outstanding principal obligations and $103,680 in accrued interest.  As a result of that transaction, the Company has entered the second quarter with virtually no debt, excluding trade payables.

             Although the Company has reduced operating expenses, and is increasing its revenue generating activities, it does not anticipate that revenues will be adequate to sustain operations in the second quarter.  Accordingly the Company has sought external financing.  The Company has signed a Term Sheet with an investment fund to provide a preferred equity financing.  The transaction contemplates the sale of approximately $5 million in preferred stock, at a price based on a premium to the 20-day trailing average price for the Company's common stock.   The preferred stock would have the right to certain director representation, and have approval authority over certain significant corporate transactions or restructuring events.  In addition the preferred stockholders would be granted warrants to purchase common stock.

             The financing transaction is still subject to due diligence review and final approval by the investment fund.  No guarantees can be given that the transaction will close.  If due diligence is completed satisfactorily, the final terms of the transaction are subject to negotiation.  The Company may solicit shareholder consent for the transaction at the upcoming Annual Meeting of Shareholders.  In that event, additional information concerning the transaction will appear in the Company's proxy statement to be mailed to shareholders.

             The Company is also pursuing a bridge financing for up to $1.5 million, which it will seek to close in May, 2001.  The bridge financing consists of convertible debt and warrants to purchase common stock.  The convertible debt converts into equity on the same terms as the preferred stock transaction, or the Company's next significant equity financing.

             As with the preferred stock financing, no commitments exist for the bridge financing at this time, and no assurances can be given that it will fund.  If the Company is successful in raising an aggregate of $5 million to $6.5 million it intends to use those funds for general working capital purposes.  The Company does not anticipate significant increases in its expenses, without reasonable assurance of offsetting revenues.  As a result, the funds would be expected to finance the Company's restructured operations for at least the next year, even if the Company generated no significant revenues.  Based on the Company's anticipated revenues, the financing proceeds would be sufficient to fund its current business model for the foreseeable future.

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

             Potential risks and uncertainties that could affect the Company's future operating results and financial condition include, among other things, continued competitive pressures in the marketplace and the effect of any reaction by the Company to such competitive pressures; the availability of key components on terms acceptable to the Company; the Company’s ability to deliver products and services at a certain price point in the marketplace; the Company's ability to supply products free of latent defects or other faults; the Company's ability to make timely delivery to the marketplace of technological innovations, including its ability to continue to make timely delivery of planned enhancements to the current TeraMedia Service; and timely delivery of future versions of the TeraMedia Service the availability of third-party software for particular applications; and the Company's ability to attract, motivate and retain key employees.

             For a discussion of these and other factors affecting the Company's future results and financial condition, see "Item 6 - Management's Discussion and Analysis - Risk Factors That May Affect Operating Results" in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

PART II            OTHER INFORMATION

ITEM 1.            LEGAL PROCEEDINGS

                           The Company has no litigation pending against it at this time.

ITEM 2.            CHANGE IN SECURITIES

             None

ITEM 3.            DEFAULTS UPON SENIOR SECURITIES

             None

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             None

ITEM 5.            OTHER INFORMATION

             None

ITEM 6.            EXHIBITS AND REPORTS ON FORM 8K

a)	Exhibits.

	Number	Description	Method of Filing

	10.2.4	Employment Agreement with	Filed herewith
Robert Randall

	10.3.3	Non Qualified Stock Option	Filed herewith
Agreement with Robert Randall

b)	Reports on Form 8-K

             In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: May 14, 2001	TERAGLOBAL COMMUNICATIONS CORP.

By: /S/ JAMES A MERCER III
James A Mercer III, Interim Chief Financial Officer

By: /S/ ROBERT RANDALL
Robert Randall, Chief Executive Officer