Form 10QSB
period 2001-06-30
TERAGLOBAL COMMUNICATIONS CORP
filed 2001-08-14
CIK 1071876

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2001.

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the transition period from ________________ to _______________.

Commission File Number 0-25115

TERAGLOBAL COMMUNICATIONS CORP.
(Exact name of small business issuer as specified in its charter)

Delaware	33-0827963
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

9171 Towne Centre Drive, Suite 600
San Diego, California 92122
(Address of principal executive offices)

(858) 404-5500
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 1, 2001, there were 26,906,982 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (Check One): ☐ Yes  ☒ No

TERAGLOBAL COMMUNICATIONS CORP. AND SUBSIDIARIES
Form 10-QSB for the period ended June 30, 2001

TeraGlobal® and TeraMedia® are registered trademarks of
TeraGlobal Communications Corp.

PART I.            FINANCIAL INFORMATION
Item 1  .            Financial Statements

TERAGLOBAL COMMUNICATIONS CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS June 30, 2001 (unaudited) and December 31, 2000

ASSETS
	June 30,	December 31,
	2001	2000

	(Unaudited)

Current assets
Cash and cash equivalents	$3,580,453	$467,383
Accounts receivable	109,397	117,543
Notes receivable - related parties	236,095	377,901
Inventory	37,630	186,071
Prepaid expenses and other current assets, including $5,948 and $23,874, respectively, to related parties	115,063	260,770

Total current assets	4,078,638	1,409,668

Furniture and equipment, net	1,172,940	1,947,936

Other asset – deposits	567,000	680,000

Total assets	$5,818,578	$4,037,604

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	$843,832	$869,789
Short-term loans	65,889	66,658
Accrued expenses	16,912	68,293
Accrued cost of preferred stock issuance	125,000	-
Accrued severance pay	295,138	178,879
Accrued interest on convertible promissory note	-	98,681
Accrued vacation	98,498	150,555
Convertible promissory note	-	475,000
Deferred revenue	76,295	-

Total current liabilities	1,521,564	1,907,855

Commitments and contingencies	-	-

Series A redeemable convertible preferred stock
$ 0.001 par value, 13,000,000 shares authorized, 7,468,661 shares issued and outstanding	3,108,248	-

Shareholders' equity
Common stock, $0.001 par value
200,000,000 shares authorized
22,706,922 shares issued and outstanding at December 31, 2000
26,906,982 shares issued and outstanding at June 30, 2001	26,907	22,707
Additional paid-in capital	41,079,718	37,449,327
Other comprehensive loss	14,171	(11,181)
Accumulated deficit	(39,932,030)	(35,331,104)

Total shareholders' equity	1,188,766	2,129,749

Total liabilities and shareholders’ equity	$5,818,578	$4,037,604

The accompanying notes are an integral part of these financial statements.

TERAGLOBAL COMMUNICATIONS CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS For the three months and the six months ending June 30, 2001 and 2000 (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000

	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net Sales	$251,448	$118,180	$426,301	$224,728

Cost of sales	43,441	75,660	160,236	143,792

Gross profit	208,007	42,520	266,065	80,936

Operating expenses
General and administrative	1,478,879	1,960,730	2,905,121	4,787,897
Sales and marketing	175,970	403,364	482,014	711,402
Research and development	371,177	911,309	808,799	2,059,966

Total operating expenses	2,026,026	3,275,403	4,195,934	7,559,265

Loss from operations	(1,818,019)	(3,232,883)	(3,929,869)	(7,478,329)

Other income (expenses)
Interest income	24,718	42,638	39,703	126,419
Interest expense	(4,833)	(12,870)	(11,906)	(24,506)
Other income (loss)	65,987	-	68,089	-

Total other income (expense)	85,872	29,768	95,886	101,913

Loss before beneficial conversion	(1,732,147)	(3,203,115)	(3,833,983)	(7,376,416)

Beneficial conversion feature granted on preferred stock	766,941	-	766,941	-

Net loss available to common shareholders	$(2,499,089)	$(3,203,115)	$(4,600,925)	$(7,376,416)

Basic and fully diluted loss per common share	$(0.09)	$(0.16)	$(0.18)	$(0.37)

Weighted-average common shares outstanding	26,906,397	20,134,498	25,214,532	19,928,166

The accompanying notes are an integral part of these financial statements.

TERAGLOBAL COMMUNICATIONS CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the six months ended June 30, 2001 and 2000 (Unaudited)

	Six Months Ended June 30
	2001	2000

Cash flows from operating activities
Net loss before beneficial conversion	$(3,833,983)	$(7,376,416)
Adjustments to reconcile net loss to net cash used in operating activities
Stock issued for legal settlement	15,625	–
Stock issued for services rendered	-	1,059,625
Stock issued for TechnoVision	2,000	-
Loss on sale of property and equipment	80,062	–
Depreciation	603,137	629,506
Amortization of goodwill	–	381,809

(Increase) decrease in
Accounts receivable	8,146	89,611
Prepaid expenses and other current assets	145,708	95,150
Inventory	148,440	(19,197)
Increase (decrease) in
Accounts payable	(25,958)	(779,610)
Accrued expenses	73,618	40,355
Accrued vacation	(52,057)	27,397
Accrued severance	258,065	-
Accrued interest	8,200	-
Customer deposits	76,295	-

Net cash used in operating activities	(2,492,702)	(5,851,770)

Cash flows from investing activities
Notes receivable - related parties	-	(118,115)
Purchase of furniture and equipment	(12,798)	(827,200)
Proceeds from sale of furniture and equipment	104,595	-
Proceeds from redemption of Certificate of Deposit	113,000	-

Net cash provided by (used in) investing activities	204,797	(945,315)

Cash flows from financing activities
Payments on capital lease obligations	-	(708,636)
Proceeds (payments) on short-term loans	(769)	(265)
Proceeds from issuance of common stock, net of fees	1,501,000	4,610,000
Proceeds from issuance of convertible preferred stock, net of fees	2,375,000	-
Proceeds from issuance of convertible promissory notes	1,500,000	-
Proceeds from exercise of stock options	392	250,957

Net cash provided by financing activities	5,375,623	4,152,056

Cumulative translation adjustment	25,352	3,111

Net increase (decrease) in cash and cash equivalents	3,113,070	(2,641,917)

Cash and cash equivalents, beginning of period	467,383	7,893,036

Cash and cash equivalents, end of period	$3,580,453	$5,251,119

Supplemental disclosure of cash flow information

Interest paid	$4,543	$2,055

Income taxes paid	$1,600	$1,600

The accompanying notes are an integral part of these financial statements.

Supplemental schedule of non-cash investing and financing activities

During the three months ended March 31, 2001, the Company entered into an agreement to convert a promissory note into shares of common stock. The principal amount of the promissory note of $475,000 and accumulated interest of $103,680 were converted into 1,157,360 shares of the Company's common stock and 120,000 warrants to purchase shares of common stock at a price of $0.60 per share for a period of two years.  None of these warrants were exercised as of June 30, 2001.  No expense has been recorded in connection with the warrants as management considers the effect on the financial statements to be immaterial.

TERAGLOBAL COMMUNICATIONS CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2001

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the six month period ended June 30, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

Principles of Consolidation

The consolidated financial statements include the accounts of TeraGlobal Communications Corp. and its wholly owned subsidiaries, ATI Access Technologies, Inc., TGC Acquisition, Inc., TeraGlobal Communications (Canada) Corporation, and TechnoVision Communications, Inc.  All inter-company accounts and transactions have been eliminated.

NOTE 2 – FURNITURE AND EQUIPMENT

Furniture and equipment consisted of the following:
	June 30, 2001	December 31, 2000
	(Unaudited)

Furniture and fixtures	$446,635	$446,635
Office equipment	1,073,119	1,123,271
Computers and software	2,239,960	2,308,266
TeraMedia® networks	145,409	334,290

	3,905,123	4,212,462
Less accumulated depreciation	2,732,183	2,264,526

Total

	$1,172,940	$1,947,936

Depreciation expense for the six months ended June 30, 2001, and the year ended December 31, 2000, was $603,137 (unaudited) and $1,203,721, respectively.  During the six months ended June 30, 2001, the Company recognized a loss of $80,062 in conjunction with the disposition of certain non-core assets and TeraMedia® network assets as it transitioned from a service provider business model to one that focuses on the sale and licensing of TeraMedia® software.

NOTE 3 - OTHER ASSET - DEPOSITS

The Company entered into a standby letter of credit agreement with a bank for $500,000 as collateral for the lease of the office space at the Company’s headquarters in San Diego, California. Under the terms of the lease agreement, the amount of the standby letter of credit can be reduced annually over the five-year term of the lease.  The Company reduced the letter of credit by $113,000 during the three months ended March 31, 2001.

NOTE 4 - CONVERTIBLE PROMISSORY NOTES

In a series of transactions taking place in May and June 2001, the Company received $1.5 million, in exchange for convertible promissory notes and warrants from a group of accredited investors, including certain members of the Company's Board of Directors.  No sales commissions or underwriting discounts were paid in connection with the offering.  The convertible promissory notes bore interest at 8 percent per annum and matured in June 2003. Both the convertible promissory notes and the warrants were to be automatically converted into the Company's next equity financing in excess of $2 million.  The convertible promissory notes and the warrants were converted as part of the Company’s issuance of convertible preferred stock and warrants on June 28, 2001.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Larry Jernigan v. TeraGlobal Communications Corp., et al
During the three months ended March 31, 2001, the Company paid Mr. Jernigan a total of $15,000 and issued 25,000 shares of common stock, valued at $15,625, in exchange for a release of all claims, including any interest in TeraGlobal and TechnoVision stocks or stock options.

The Company has no material litigation pending against it at this time.

NOTE 6 - SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK

Effective June 28, 2001, the Company issued 4,664,180 shares of Series A Convertible Preferred Stock and warrants to purchase 2,374,762 shares of common stock to WallerSutton 2000, L.P., an insitutional investor, for proceeds of $2.375 million, net of $125,000 in fees.  Of the $2.375 million, $481,202 has been allocated to the issuance of the warrants.  Of the 2,374,762 warrants, 1,624,838 are exercisable at $0.536 per share, 374,963 at $1.00 per share and 374,963 are exercisable at $1.50 per share.

In addition, as a result of this preferred stock issuance, the convertible promissory notes from the May and June financing, plus accrued interest of $3,200 on the notes were converted into 2,804,481 shares of Series A Convertible Preferred Stock and warrants to purchase 975,000, 225,000 and 225,000 shares of common stock exercisable at $0.536, $1.00, and $1.50 per share, respectively. The warrants from the May and June 2001 financing were converted into warrants to purchase 1,399,256 shares of common stock exercisable at $0.536 per share. Of the $1.5 million received in the May and June financing, $544,609 was allocated to the issuance of the warrants.  The warrants vest immediately and expire on June 30, 2007.

The Series A Convertible Preferred Stock is entitled to cumulative dividends payable in cash at a rate of 10 percent per annum, which accrue until paid and are compounded semi-annually. It is redeemable at the election of the holders of the majority of the shares of Series A Convertible Preferred Stock, commencing on the third anniversary of the closing of the transaction.  The Series A Convertible Preferred Stock is convertible into one fully paid share of the Company’s common stock, subject to anti-dilution, at any time at the holder’s discretion.  After the fifth anniversary of the closing, the Series A Convertible Preferred Stock will automatically convert into common stock, or when the closing bid price for the Company’s common stock exceeds $10.00 per share for 20 consecutive trading days.

Related to the issuance of the Company’s Preferred Stock, the Company recorded an imputed preferred dividend, which represented the difference between the trading price of the Company’s common stock on the date of issuance of the preferred stock and the conversion rate of the preferred stock after deducting the amount allocated to the warrants.  The dividend amounted to $766,941, which is reflected as an increase in the net loss available to common shareholders on the accompanying statement of operations.

NOTE 7 - SHAREHOLDERS' EQUITY

Common Stock

During the three months ended March 31, 2001, the Company converted all outstanding convertible promissory notes into common stock.  The Company had $475,000 in principal and $103,680 in interest outstanding, all of which were exchanged for an aggregate of 1,157,360 shares of common stock and 120,000 warrants to purchase shares of common stock at a price of $0.60 per share for a period of two years. No expense has been recorded in connection with the warrants as management considers the effect on the financial statements to be immaterial.

During the three months ended March 31, 2001, the Company sold 3,015,000 shares of common stock in a private placement, receiving $1,501,000, net of offering costs of $6,500.

During the three months ended March 31, 2001, the Company issued 25,000 shares of common stock valued at $15,625, pursuant to the settlement of certain litigation against the Company.

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

During the three months ended March 31, 2001, the Company entered into an employment agreement with Robert Randall to act as the Chief Executive Officer of the Company.  In connection with that employment agreement, the Company also granted Mr. Randall a nonqualified stock option to purchase up to 1,000,000 shares of common stock, subject to time and performance-based vesting. The term of the employment agreement is two years, subject to annual renewal by the parties on the anniversary date of the agreement.

During the three months ended June 30, 2001, the Company granted employees an aggregate of 531,500 options under its 1997 Stock Option Plan, at exercise prices ranging from $0.30 to $0.86.  An employee exercised 700 options at a price of $0.56 during the same period.

The following schedule summarizes the stock options transactions:
	Stock Options Outstanding	Weighted Average Exercise Price

Outstanding, December 31, 2000	2,083,250	$5.57

Granted	1,653,500	$0.55
Forfeited	(556,670)	$5.75
Exercised	(700)	$0.56

Outstanding, June 30, 2001	3,179,380	$3.35

Exercisable, June 30, 2001	1,520,237

Item 2.              Management's Discussion and Analysis of Financial Condition and Results of Operations

             The matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about the Company and the industry in which it operates.  These forward-looking statements involve risks and uncertainties and are not guarantees of future performance.  Forward-looking statements include, but are not limited to, statements concerning the timing and amount of revenues from the sale of the Company's TeraMedia® collaboration software both from direct sales as well as strategic alliances, expectations concerning trends in the Company's operating expenses, and the release dates for future versions of the TeraMedia® collaboration software or other solutions.  The Company's actual results could differ materially from the results discussed in such forward-looking statements based on a number of factors including those set forth under “Factors That May Affect Future Results and Financial Condition” below and more completely in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.  The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's financial statements and the related notes thereto appearing elsewhere in this report.

Overview

             Since 1997, the Company has been engaged in the development of networking software for real-time collaboration and communication over computer networks. The Company's first application suite, TeraMedia® collaboration software, is industry-leading technology for collaboration, combining application sharing and extensive collaboration tools, with integrated Voice over IP, and Video over IP communications. TeraMedia allows co-workers, educators or government authorities to see and talk to one another, individually and in groups, and simultaneously collaborate over documents, spreadsheets, audio, video and print media, all from a desktop computer.  TeraMedia's integrated communications features full-screen, 30 frames per second video and pure digital audio.

             The Company entered in to the second quarter of 2001 with two principal challenges: increasing revenues and resulting gross margins and securing additional financing.  During the quarter, the Company continued its direct sales of TeraMedia® into the government, education, media and technology markets.  Sales for the period increased modestly from $174,853 in total revenues in the first quarter to $251,448 for the second quarter.  Gross profit margin for those periods increased from 33 percent to 83 percent, respectively, primarily due to the transition from service based revenue to revenue generated from the sale of TeraMedia software.  The Company plans to increase the number of employees devoted to sales over the next two quarters, in an effort to increase sales of its TeraMedia® collaboration software.

             The Company is also focusing on indirect sales of its TeraMedia® collaboration software, and entered into two significant distribution agreements during the quarter.  In April the Company entered into a Strategic Alliance Agreement with Motorola's Integrated Information Systems group to pursue opportunities related to several defense industry projects, including the Global Information Grid and the Navy/Marine Corps Intranet.  The Company will recognize initial revenues of $73,369 from this relationship in the third quarter in connection with a pilot demonstration project for the Global Information Grid.  The timing and amount of any additional revenues will depend upon Motorola and the Company's success in securing contracts under those projects.

             In May, the Company entered into an agreement with Marconi Communications Federal, Inc. to sublicense TeraMedia into federal government agencies.  The Company has participated in two trade shows with Marconi and is scheduled to attend another in the third quarter.  The Company has also completed the initial training of selected Marconi sales representatives and systems engineers.  The Company expects sales activities from this relationship to contribute to revenues beginning in the fourth quarter of 2001.  In the meantime, the Company is pursuing joint sale or reseller relationships with telephone carriers, network equipment providers, desktop equipment providers, system integrators and software providers.

             The Company's development efforts in the second quarter centered on cross-platform versions of its software.  TeraMedia® was initially released as a client/server software package.  The registry server software was written for the Sun Solaris operating system.  The remaining multi-point server and client software were written for the Mac OS 9 operating system based on the Company's work with the Motorola processor.  The Company is currently developing a point-to-point version of its software that does not require a server.  In addition, the Company is working on a Lightweight Data Access Protocol ("LDAP") implementation of its server software that will operate on all standard server platforms.  With respect to the client software, the Company is developing a Windows 2000 version of its TeraMedia® software.  That release is scheduled for December 2001.  The Company is also planning for a Mac OS X version, and is evaluating Unix and Linux implementations based on customer demand.  Each of these developments is aimed toward broadening the addressable market for the Company's products.

             Aside from ongoing operations, the Company's major focus for the second quarter was to secure additional funding to finance its continued operations.  In a series of transactions taking place in May and June 2001, the Company sold an aggregate of $1.5 million in Convertible Promissory Notes and Warrants to a group of accredited investors, including WallerSutton 2000, L.P., Spencer Trask Investment Partners, LLC and certain members of the Company's Board of Directors.  On June 28, 2001, the Company consummated a Series A Convertible Preferred Stock financing transaction with WallerSutton 2000, L.P., a private investment fund with assets in excess of $150 million that specializes in media and telecommunications investments. The Series A Convertible Preferred Stock financing also triggered conversion of the Convertible Promissory Notes and Warrants from the May and June 2001 placements into Series A Convertible Preferred Stock and Warrants.

             The net effect of these transactions was the infusion of $3.875 million in working capital, net of $125,000 in offering costs, in exchange for an aggregate of 7,468,661 shares of Series A Convertible Preferred Stock, 3,999,094 Common Stock Purchase Warrants exercisable at $0.536 per share, 599,963 Common Stock Purchase Warrants exercisable at $1.00 per share and 599,963 Common Stock Purchase Warrants, exercisable at $1.50 per share.

             The Series A Convertible Preferred Stock is entitled to cumulative dividends payable in cash at a rate of 10 percent per annum, which accrue until paid and are compounded semi-annually.  It is redeemable at the election of the holders of a majority of the shares of Series A Preferred Stock, commencing on the third anniversary of the closing of the transaction. Each share of Series A Convertible Preferred Stock is convertible into one fully paid share of Company’s Common Stock, subject to anti-dilution, at any time at the holder's discretion.  After the fifth anniversary of the closing, the Series A Preferred Stock will automatically convert into Common Stock when the closing bid price for the Company’s Common Stock exceeds $10.00 per share for 20 consecutive trading days.  A more complete discussion of the rights, privileges and preferences associated with the Series A Convertible Preferred Stock is contained in the Certificate of Designations and the Series A Convertible Preferred Stock and Warrant Purchase Agreement, each of which are attached as Exhibits to this report.

             As a result of the financing transaction, WallerSutton 2000, L.P. is now the Company’s single largest shareholder, holding 20 percent of the Company's outstanding voting securities on a fully-diluted basis.  In addition, holders of the Series A Convertible Preferred Stock have the right to appoint two members to the Company’s Board of Directors, as well as the right to approve certain significant transactions, such as (i) the sale, merger or acquisition of the Company or substantially all of its assets, (ii) any recapitalization or restructuring of the Company’s outstanding shares of capital stock, (iii) incurring any significant debt, excluding trade debt, and (iv) the issuance of any preferred stock ranking senior to or on a parity with the Series A Preferred Stock.  Finally, as long as 50 percent of the Series A Preferred Stock remains outstanding, WallerSutton 2000, L.P. has the right to maintain its percentage ownership of shares of Common Stock computed on a fully-diluted basis.

             The financing transaction provides the Company with the capital to continue direct and indirect sales of is Apple-based TeraMedia software, and to deliver the initial version of its Windows 2000-based product. In addition, under the terms of the purchase agreement for the Series A Convertible Preferred Stock transaction, WallerSutton 2000, L.P. is committed to purchase an additional $2 million of Series A Preferred Stock and Warrants if the Company reaches definitive financial commitments for $1 million in sales revenues, license fees, development fees or equity contributions from one or more strategic partners.  That additional funding, if secured, would be adequate to support the Company's operations at current levels through most of 2002.

Results of Operations

             The following table sets forth the selected unaudited results of operations for the six months ending June 30, 2001, and June 30, 2000.

Statements of Operations Data:	Six Months Ending June 30, 2001 (Unaudited)	Six Months Ending June 30, 2000 (Unaudited)

Sales	$426,301	224,728
Cost of sales	160,236	143,792

General and administrative	2,905,121	4,787,897
Sales and marketing	482,014	711,402
Research and development	808,799	2,059,966

Net Loss available to common shareholders	$(4,600,925)	$(7,376,416)

Basic loss per common share	$(0.18)	$(0.37)

Weighted average common shares outstanding	25,214,532	19,928,166

Second Quarter 2001 Compared to Second Quarter 2000.

             Sales. Sales for the three months ended June 30, 2001, and June 30, 2000, were $251,448 and $118,180, respectively, an increase of 113 percent.  Sales for the six months ended June 30, 2001, and June 30, 2000, were $426,301 and $224,728, respectively, an increase of 90 percent.  Sales during the three months ended June 30, 2001, were primarily related to one-time licenses of the Company's TeraMedia software. Sales during the three and six months ended June 30, 2000, were primarily attributable to revenues generated under service contracts with early adopters of the Company’s TeraMedia service, which bundled TeraMedia license fees together with network connectivity and equipment as an integrated service.

             The Company recorded its first significant sale of software during the quarter ended June 30, 2001.  The Company sold its TeraMedia software and an incidental amount of equipment to the Anthony Wayne School District in the State of Ohio for $150,000. The Company has discontinued the service model and expects to generate revenues going forward from three principal sources: the license of software and related maintenance fees, the resale of third party hardware in connection with a software sale, or contract development fees in connection with custom development  projects.

             Cost of sales. Cost of sales for the three months ended June 30, 2001, were $43,441, resulting in a gross margin of 83 percent.  Cost of sales for the three months ended June 30, 2000, were $75,660, resulting in a gross margin of 36 percent. Cost of sales for the six months ended June 30, 2001, were $160,236, resulting in a gross margin of 62 percent.  Cost of sales for the six months ended June 30, 2000, were $143,792, resulting in a gross margin of 36 percent.  Cost of sales for the six months ended June 30, 2001 consisted of peripheral hardware such as cameras, speakers and microphones used with the Company's TeraMedia software. Cost of sales for the six months ended June 30, 2000, included the costs associated with providing bandwidth and the depreciation of computer and network hardware associated with sales under service contracts.

             The Company's costs of sales and resulting gross margins have fluctuated significantly from quarter to quarter based on the relatively small size of the Company's revenues and the Company's changing product and service mix.  Over the balance of the fiscal year, the Company intends to generate revenues primarily from the licensing of its TeraMedia collaboration software. The most significant costs associated with developing the TeraMedia software have been recognized as research and development costs in prior periods. As such, gross margin from the sale of TeraMedia software will be high.  The Company does, from time to time, resell third party hardware such as computers, cameras, microphones and speakers in connection with a sale of TeraMedia software.  Margins on the resale of third party hardware are generally low.  Finally, the Company has entered into discussions with certain potential partners for specific product development and product enhancement contracts.  Those contracts will generally involve an up-front license fee, fees for contract development work, and a royalty fee on sales of the final product.  Margins on those efforts will vary on a project by project basis.  As a result, costs of sales and related gross margins will vary in the future based on the level and mix of the products and services that the Company sells.

             General and Administrative. General and administrative expenses were $1,478,879 for the three months ended June 30, 2001, compared to $1,960,730 for the three months ended June 30, 2000, a reduction of $481,851, or 25 percent.  General and administrative expenses for the six months ended June 30, 2001, were $2,905,121, compared to $4,787,897 for the six months ended June 30, 2000, a reduction of $1,882,776, or 39 percent. Non-cash charges included depreciation expense of $212,155 for the three months ended June 30, 2001, compared to $370,035 for the same period ended June 30, 2000.  Depreciation for the six months ended June 30, 2001, was $603,137, compared to $567,735 for the three months ended June 30, 2000, an increase of 6 percent.

             The Company intentionally reduced general and administrative expenses in the first half of the fiscal year. During the first quarter, the Company reduced its work force by over 60 percent, including a substantial reduction in the number of general and administrative positions. During the second quarter, the Company sublet excess office space in Logan, Utah to reduce real estate costs. Further the Company has significantly reduced all capital expenditures, and depreciation expense will be lower in the third and fourth quarters of this year.  Going forward, the Company will continue to minimize general and administrative expenses.  However, as the Company matures its product offering, it will incur expenses in maintaining and supporting the TeraMedia collaboration software and other expenses.  Charges related to maintaining existing products will be charged to general and administrative expenses, and not to research and development.

             Research and Development. Research and Development expenses were $371,177 for the three months ended June 30, 2001, as compared to $911,309 for the three months ended June 30, 2000, a reduction of $540,132, or 59 percent.  Research and development expenses for the six months ended June 30, 2001, and 2000, was $808,799 and $2,059,966, respectively, a reduction of 61 percent.

             The Company's recent research and development expenses have been attributable to the development of a Windows 2000 version of its software, which the Company anticipates completing by the end of the current fiscal year. The decline in research and development expenses from prior periods is the result of decreased expenditures for network bandwidth, equipment and software expenses, as the Company has established its core infrastructure needs for its current development efforts. The Company also scaled back its research and development staff during the six months ended June 30, 2001. The Company anticipates accelerating its Windows 2000 development by adding additional engineers.  Also, the transition to the Windows 2000 platform will require hardware purchases for systems qualifications and testing, as well as additional software and development tools.  For these reasons, research and development costs are expected to increase modestly over the balance of the fiscal year.

             Sales and Marketing. Sales and marketing expenditures were $175,970 for the three months ended June 30, 2001, as compared to $403,364 for the three months ended June 30, 2000, a reduction of $227,394 or 56 percent. Sales and marketing expenses for the six months ended June 30, 2001, and June 30, 2000, were $482,014 and $711,402, respectively, or a reduction of 32 percent.

             Sales and marketing expenses consist primarily of advertising, marketing events and trade shows, and salaries.  During 2000 the Company focused significant resources on advertising and attendance at trade shows.  For 2001, the Company is working to increase sales and awareness of its TeraMedia collaboration software through the establishment of channel distribution partners and OEM licensing agreements, as well as continuing to focus on end user sales into the government and education markets.  The Company has reduced its spending on general marketing and advertising and is attending co-sponsored tradeshows with strategic partners.  The Company will increase its spending on sales personnel and demonstrations, over current levels, over the balance of the fiscal year.

             Interest Revenue and Interest Expense. Interest revenue for the three months ended June 30, 2001, and June 30, 2000, was $24,718 and $42,638, respectively, a decrease of $17,920, or 42 percent. Interest revenue for the six months ended June 30, 2001,and 2000, was $39,703 and $126,419, respectively, a decrease of 69 percent.  Interest revenue is generated from short-term investments of available cash. Interest expense for the three months ended June 30, 2001, and June 30, 2000, was $4,833 and $12,870, respectively, a reduction of 62 percent.  Interest expense for the six months ended June 30, 2001, and June 30, 2000, was $11,906 and $24,506, respectively. Interest expense for the three and six months ended June 30, 2000, was primarily due to interest related to $475,000 in convertible notes.  The Company entered into an agreement to convert the notes to shares of the Company's common stock in the three months ended March 31, 2001.  Interest expense in the three months ended June 30, 2001, included interest associated with Bridge financing notes, as further described in liquidity and capital resources.

Liquidity and Capital Resources

             As of June 30, 2001, the Company had cash and cash equivalents totaling $3,580,453.  The Company had a working capital surplus of $2,557,074

             For the three months ended June 30, 2001, net cash used in operating activities was $795,949.  Net cash used in the same period ended June 30, 2000, was $2,983,261, a reduction of 73 percent.  Net cash used in operating activities for the six months ended June 30, 2001, and June 30, 2000, was $2,492,702 and $5,851,770, respectively, a decrease of 57 percent.  The decline in net cash used in operating activities is due primarily to a reduction in staff.  In addition, the Company severely restricted cash payments during the second quarter pending completion of the Series A Convertible Preferred Stock financing transaction.  The Company expects net cash used in operating activities to remain consistent or modestly increase over the second quarter number for the balance of the fiscal year.  The Company expects to hire additional personnel in sales and engineering positions, and offset the increased operating expenses with additional revenues.

             For the three months ended June 30, 2001, the Company made capital expenditures of $12,798.  Capital expenditures for the same period ended June 30, 2000, were $240,923, a decrease of 95 percent.  Net cash provided by investing activities for the six months ended June 30, 2001, was $204,797, due to the disposition of non-core assets and the partial redemption of a Certificate of Deposit used to secure the Company's corporate offices.  Net cash used in investing activities was $945,314 for the six months ended June 30, 2000. The Company will keep capital expenditures to a minimum over the balance of the fiscal year.

             For the three months ended June 30, 2001, the Company raised an aggregate of $3,875,000, net of $125,000 in fees, from financing activities.  Of these proceeds, $1.5 million was derived from the sale of Convertible Promissory Notes and Warrants in May and June 2001, and $2.375 million was raised from the sale of the Series A Convertible Preferred Stock and Warrants in the June 28, 2001 transaction.  The Convertible Promissory Notes and Warrants were converted into Series A Convertible Preferred Stock and Common Stock Purchase Warrants, effective June 28, 2001.

             The Company expects cash flows from operating activities to remain negative over the balance of the fiscal year, but anticipates that existing capital will sustain its operations through the end of the current fiscal year.  Whether the Company's capital resources will be adequate to sustain its operations into 2002 depends upon its ability to increase sales and gross margin over the next several quarters. In the near term the Company is working on several initiatives with strategic partners to secure one or more financial commitments for an aggregate of $1 million to trigger the additional funding of $2 million of Series A Convertible Preferred Stock. However, no firm agreement or commitment for such a transaction exists at this time.

Factors That May Affect Future Results and Financial Condition

             The Company operates in a rapidly changing environment that involves a number of uncertainties, some of which are beyond the Company's control. In addition to the uncertainties described elsewhere in this report, there are many factors that will affect the Company's future results and business, which may cause the actual results to differ from those currently expected. The Company's future operating results and financial condition are dependent upon the Company's ability to effectively market its existing products and services, and to migrate those products to additional software platforms and markets in order to increase its market opportunities. Inherent in this process are a number of factors that the Company must successfully manage in order to achieve favorable future operating results and a favorable financial condition.

             Potential risks and uncertainties that could affect the Company’s future results and financial condition include the following. The Company is an early stage company moving from research and development to operations and as such is subject to the uncertainties of any new enterprise including the ability to effectively establish a market for its products and services and competently service and support its customers.  Because the Company is dealing in high technology and rapidly evolving markets, it is subject to risks associated with uncertain market demand, intense competition, short product cycles and the possibility of product defects.  To date the Company has relied on external financing activities to support its operations.  If the Company does not successfully generate adequate revenues to meet operating expenses in the future, the Company will be forced to seek additional external financing or curtail operations.  Due to the Company's operating losses and working capital deficiency, Singer, Lewak, Greenbaum & Goldstein LLP, the Company's independent auditors have included an explanatory paragraph in their report to the Company's Financial Statements for the year ended December 31, 2000, that expresses substantial doubt as to the Company's ability to continue as a going concern.  Subsequent to June 30, 2001, the Company received notification that its common stock would be de-listed from the NASDAQ National Market exchange.  The Company’s stock is now traded as an Over-The-Counter Stock on the Bulletin Board, which is managed by the NASD. For a discussion of these and other factors affecting the Company's future results and financial condition, see "Item 6 - Management's Discussion and Analysis - Risk Factors That May Affect Operating Results" in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

PART II            OTHER INFORMATION

ITEM 1.            LEGAL PROCEEDINGS

             There is currently no material litigation pending against the Company.

ITEM 2.            CHANGE IN SECURITIES

             In a series of transactions taking place in May and June 2001, the Company sold an aggregate of $1.5 million in Convertible Promissory Notes and Warrants to a group of accredited investors, including WallerSutton 2000, L.P., Spencer Trask Investment Partners, LLC, and certain members of the Company's Board of Directors.  No sales commissions or underwriting discounts were paid in connection with the offering.  The Convertible Promissory Notes bore interest at 8 percent per annum. Both the Convertible Promissory Notes and the Warrants were automatically convertible into equity securities, on the same terms as, and effective upon, the Company's next equity financing in excess of $2 million.   The offering was conducted as a private placement, exempt from registration under the Securities Act of 1933, as amended, in accordance with Regulation D and Rule 506 promulgated thereunder.  The offering was not conducted by means of any public solicitation, and each of the investors represented that they are "accredited investors" as that term is defined in Regulation D.  The Company will use the proceeds from the offering for general working capital purposes.

             Effective June 28, 2001, the Company consummated the sale of 4,664,180 shares of Series A Convertible Preferred Stock and an aggregate of 2,374,762 Common Stock Purchase Warrants to WallerSutton 2000, L.P., an institutional investor, for an aggregate purchase price of $2.5 million.  Of the total of 2,374,762 Common Stock Purchase Warrants, 1,624,838 are exercisable at $.536 per share, 374,963 at $1.00 per share and 374,963 are exercisable for $1.50 per share.  All of the Warrants expire June 30, 2007.  No sales commissions or underwriting discounts were paid in connection with this offering.  In addition, this transaction effected conversion of the Convertible Promissory Notes and Warrants from the May and June financing.  The $1.5 million of Convertible Promissory Notes were converted into an aggregate of 2,804,481 shares of Series A Convertible Preferred Stock, 975,000 Common Stock Purchase Warrants exercisable at $.536 per share, 225,000 Common Stock Purchase Warrants exercisable at $1.00 per share and 225,000 Common Stock Purchase Warrants exercisable for $1.50 per share.  All of the Warrants expire June 30, 2007.  The Warrants from the May and June financing were converted into 1,399,256 Common Stock Purchase Warrants, exercisable at $.536. The Series A Convertible Preferred Stock is convertible at any time at the holders election into a like number of shares of Common Stock, subject to standard anti-dilution protection and a reset right on the first anniversary of the transaction.  The offering was conducted as a private placement, exempt from registration under the Securities Act of 1933, as amended, in accordance with Regulation D and Rule 506 promulgated thereunder.  The offering was not conducted by means of any public solicitation, and each of the investors represented that they are "accredited investors" as that term is defined in Regulation D. The proceeds from the offering will be used for general working capital purposes.

ITEM 3.            DEFAULTS UPON SENIOR SECURITIES

             None

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             The Company held its annual meeting of shareholders on June 27, 2001.  At that meeting three items were voted on including the election of directors, the approval of a Series A Convertible Preferred Stock financing transaction and the ratification of the selection of the Company's independent auditors for fiscal 2001.  The votes as tabulated by the Inspector of Elections at the meeting, was as follows.

             Proposal 1—Election of Directors.  The votes tabulated by the Inspector of Elections for the election of Directors was as follows:

John F.A.V. Cecil	For	17,947,134	Withheld	58,023
Paul Cox	For	16,694,864	Withheld	1,306,713
Lawrence Lacerte	For	17,946,134	Withheld	55,547
Robert E. Randall	For	17,947,134	Withheld	58,023
William Reddersen	For	17,947,134	Withheld	58,023

             Proposal 2—Approval of Series A Convertible Preferred Stock financing transaction. The second proposal was approval to enter into a proposed Series A Convertible Preferred Stock financing transaction, including approval to:  (i) amend the Corporation’s Certificate of Incorporation to authorize the issuance of up to 13 million shares of Preferred Stock; (ii) file a Certificate of Designation defining the rights, privileges and preferences of the Series A Convertible Preferred Stock; and (iii) complete the financial transaction to sell the Series A Preferred Stock.  The votes tabulated by the Inspector of Elections for approval of the Series A Preferred Stock financing transaction was as follows:

                                        For     13,736,372                        Against     133,376        Abstain     4,026,916

             Proposal 3—Ratification of Selection of Independent Auditors.  The third proposal was to ratify the Board of Directors’ selection of the accounting firm of Singer Lewak Greenbaum & Goldstein LLP to act as independent auditors for the Company for fiscal 2001. The votes tabulated by the Inspector of Elections for the ratification of the selection of Singer Lewak Greenbaum & Goldstein LLP as the independent auditors for fiscal 2001 was as follows:

                                        For     17,953,197                        Against     29,900                       Abstain     3,580

ITEM 5.            OTHER INFORMATION

             None

ITEM 6.            EXHIBITS AND REPORTS ON FORM 8K

a)	Exhibits.

	Number	Description	Method of Filing

	3.1	Amendment to Certificate of Incorporation	Filed herewith

	4.1	Series A Preferred Stock and Warrant Purchase Agreement	Filed herewith

	4.2	Certificate of Designation for Series A Convertible Preferred Stock	Filed herewith

	4.3	Form of Warrant Agreement from June 2001 Series A Convertible preferred Stock Financing transaction.	Filed herewith

	4.4	Registration Rights Agreement	Filed herewith

	4.5	Shareholders Agreement	Filed herewith

b)	Reports on Form 8-K

None.

             In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: August 13, 2001	TERAGLOBAL COMMUNICATIONS CORP.

By: /S/ JAMES A MERCER III

James A Mercer III, Chief Financial Officer

By: /S/ ROBERT RANDALL

Robert Randall, Chief Executive Officer