Form 10QSB
period 2001-09-30
TERAGLOBAL COMMUNICATIONS CORP
filed 2001-11-14
CIK 1071876

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2001.

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934.

For the transition period from ________ to ________.

Commission File Number 0-25115

TERAGLOBAL COMMUNICATIONS CORP.

(Exact name of small business issuer as specified in its charter)

Delaware

33-0827963

(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

9171 Towne Centre Drive, Suite 600 San Diego, California, 92122
(Address of principal executive offices)

(858) 404-5500

(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 2, 2001, there were 26,906,982 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (Check One): ☐ Yes ☒ No

TERAGLOBAL COMMUNICATIONS CORP. AND SUBSIDIARIES

Form 10-QSB for the period ended September 30, 2001

PART I.         FINANCIAL INFORMATION

Item 1.                        Financial Statements

TERAGLOBAL COMMUNICATIONS CORP.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2001 (unaudited) and December 31, 2000

ASSETS

	September 30,	December 31,
	2001	2000
	(Unaudited)

Current assets
Cash and cash equivalents	$1,344,871	$467,383
Accounts receivable	52,645	117,543
Notes receivable - related parties	236,095	377,901
Inventory	16,548	186,071
Prepaid expenses and other current assets, including $6,548 and $23,874, respectively, to related parties	133,794	260,770

Total current assets	1,783,953	1,409,668

Furniture and equipment, net	1,001,104	1,947,936

Other Asset - deposits	567,000	680,000

Total assets	$3,352,057	$4,037,604

The accompanying notes are an integral part of these financial statements.

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

	September 30,	December 31,
	2001	2000
	(Unaudited)
Current liabilities
Accounts payable	$490,871	$869,789
Short-term loans	63,331	66,658
Accrued expenses	64,212	68,293
Accrued severance pay	117,194	178,879
Accrued interest on convertible promissory note	--	98,681
Accrued vacation	120,454	150,555
Convertible promissory note	--	475,000
Deferred revenue	2,925	--

Total current liabilities	858,987	1,907,855

Commitments and contingencies	--	--

Series A redeemable convertible preferred stock

$0.001 par value, 13,000,000 shares authorized, 7,468,661 shares issued and outstanding (dividends of $103,096 in arrears)	2,935,753	--

Shareholders' equity (deficit)

Common stock, $0.001 par value 200,000,000 shares authorized 22,706,922 shares issued and outstanding at December 31, 2000 26,906,982 shares issued and outstanding at September 30, 2001

	26,907

		22,707

Additional paid-in capital	40,963,351	37,449,327
Other comprehensive gain (loss)	52,648	(11,181)
Accumulated deficit	(41,485,589)	(35,331,104)

Total shareholders' equity (deficit)	(442,683)	2,129,749

Total liabilities and shareholders’ equity (deficit)	$3,352,057	$4,037,604

The accompanying notes are an integral part of these financial statements.

TERAGLOBAL COMMUNICATIONS CORP.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months and the nine months ending September 30, 2001 and 2000 (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net Sales	$154,678	$37,020	$580,979	$261,748

Cost of sales	65,153	69,609	225,389	213,401

Gross profit (loss)	89,525	(32,589)	355,590	48,347

Operating expenses
General and administrative	1,271,275	2,533,702	4,176,395	7,321,599
Sales and marketing	232,862	390,419	714,876	1,101,821
Research and development	500,730	752,198	1,309,529	2,812,164
Impairment of excess cost over fair value of net assets acquired	--	3,133,215	--	3,133,215
Total operating expenses	2,004,867	6,809,534	6,200,800	14,368,799

Loss from operations	(1,915,342)	(6,842,123)	(5,845,210)	(14,320,452)

Other income (expenses)
Interest income	25,069	112,614	64,772	239,033
Interest expense	(85,401)	(22,483)	(489,986)	(46,989)
Other income (loss)	47,850	--	115,939	--

Total other income (expense)	(12,482)	90,131	(309,275)	192,044

Net loss available to common Shareholders	$(1,927,824)	$(6,751,992)	$(6,154,485)	$(14,128,408)

Basic and fully diluted loss per Common share	$(0.07)	$(0.30)	$(0.24)	$(0.68)

Weighted-average common shares outstanding	26,906,982	22,691,004	25,784,881	20,855,834

The accompanying notes are an integral part of these financial statements.

TERAGLOBAL COMMUNICATIONS CORP.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2001 and 2000 (Unaudited)

	Nine Months Ended September 30
	2001	2000
Cash flows from operating activities
Net loss	$(6,154,485)	$(14,128,408)
Adjustments to reconcile net loss to net cash used in operating activities
Stock issued for legal settlement	15,625	--
Stock issued for services rendered	--	1,059,625
Stock issued for TechnoVision exchange offer	2,000	--
Gain on settlement of debt	39,202
Loss on sale of property and equipment	(135,480)	--
Depreciation	811,290	942,359
Accretion of debt discount	478,080	--
Amortization of goodwill	--	572,714
Impairment of excess cost over fair value of net net assets acquired	--	3,133,215
(Increase) decrease in
Accounts receivable	64,898	127,662
Prepaid expenses and other current assets	126,976	60,386
Inventory	169,523	(47,825)
Increase (decrease) in
Accounts payable	(378,919)	(577,215)
Accrued expenses	(4,081)	282,035
Accrued vacation	(30,101)	24,926
Accrued severance	(61,685)	--
Accrued interest	8,199	--
Customer deposits	2,925	--
Net cash used in operating activities	(5,046,033)	(8,550,526)

Cash flows from investing activities
Notes receivable - related parties	102,604	(30,708)
Purchase of furniture and equipment	(49,114)	(954,844)
Proceeds from sale of furniture and equipment	320,137	--
Proceeds from redemption (purchase of) Certificate of Deposit	113,000	(180,000)
Net cash provided by (used in) investing activities	486,627	(1,165,552)

Cash flows from financing activities
Payments on capital lease obligations	--	(708,636)
Proceeds (payments) on short-term loans	(3,327)	(1,508)
Proceeds from common stock committed	--	15,000
Proceeds from issuance of common stock, net of fees	1,501,000	6,852,559
Proceeds from issuance of preferred stock, net of fees	2,375,000	--
Proceeds from convertible promissory notes	1,500,000	--
Proceeds from exercise of stock options	392	291,232
Net cash provided by financing activities	5,373,065	6,448,647

Cumulative translation adjustment	63,829	21,540

Net increase (decrease) in cash and cash equivalents	877,488	(3,245,891)

Cash and cash equivalents, beginning of period	467,383	7,893,036

Cash and cash equivalents, end of period	$1,344,871	$4,647,145

Supplemental disclosure of cash flow information

Interest paid	$4,543	$2,055

Income taxes paid	$1,600	$1,600

The accompanying notes are an integral part of these financial statements.

Supplemental schedule of non-cash investing and financing activities

During the three months ended March 31, 2001, the Company entered into an agreement to convert a promissory note into shares of common stock. The principal amount of the promissory note of $475,000 and accumulated interest of $103,680 were converted into 1,157,360 shares of the Company's common stock and 120,000 warrants to purchase shares of common stock at a price of $0.60 per share for a period of two years.  None of these warrants were exercised as of September 30, 2001.  No expense has been recorded in connection with the issuance of the warrants as management considers the effect on the financial statements to be immaterial.

During the three months ended March 31, 2001, the Company issued 2,000 shares of common stock valued at $2,000 as payment for the acquisition of additional shares of TechnoVision Communications, Inc.  The TechnoVision Communications, Inc. shares were tendered pursuant to the Company’s exchange offer which was consummated on August 10, 1998; however, due to administrative error, the Company’s shares were never issued at the time of the exchange offer.

TERAGLOBAL COMMUNICATIONS CORP.

AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2001

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the nine month period ended September 30, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

Principles of Consolidation

The consolidated financial statements include the accounts of TeraGlobal Communications Corp. and its current and former subsidiaries.  The Company's wholly owned subsidiaries have included ATI Access Technologies, Inc., a Canadian corporation, which was dissolved in April 2001, as well as TGC Acquisition, Inc., a California corporation and TeraGlobal Communications Corporation, a Canadian corporation. None of these entities have substantial assets or operations and the Company is in the process of dissolving both TGC Acquisition, Inc. and TeraGlobal Communications Corporation, the Canadian subsidiary. The financial statements also include the accounts of TechnoVision Communications, Inc., a Georgia corporation that was 99% owned by the Company.  TechnoVision Communications, Inc. and was dissolved in February 2001.  All inter-company accounts and transactions have been eliminated in the consolidation.

NOTE 2 – GOING CONCERN ISSUES

In connection with the audit for the year ended December 31, 2000, the Company received a report from its independent certified public accountants that includes an explanatory paragraph describing uncertainty in its ability to continue as a going concern.  The condensed consolidated financial statements included herein contemplate the Company's ability to continue and as such do not include any adjustments that might result from this uncertainty.

NOTE 3 – REVENUE RECOGNITION

The Company recognizes revenues in accordance with the provisions of the American Institute of Certified Public Accountants’ Statement of Position 97-2, "Software Revenue Recognition."  The Company licenses its software products under nonexclusive, nontransferable license agreements. For those agreements that require modest or no significant production, modification, or customization, revenue is recognized when a license agreement has been signed, delivery, installation and acceptance of the software product has occurred, the related fee is fixed or determinable, and collectability is probable. For software arrangements that require significant production, modification, or customization, the entire arrangement is accounted for in conformity with Accounting Research Bulletin No. 45, "Long-term Construction-Type Contracts," using the relevant guidance Statement of Position 81-1, "Accounting for Performance of Construction-Type Contracts and Certain Production-Type Contracts."

Incidental to the licensing of software, the Company enters into software maintenance and service agreements and acts as a reseller for third party hardware. Under the software maintenance and service agreements, the fee is collected under a one-year contract and revenue is deferred and recognized ratably over the contract period. Under the reseller arrangements, the Company recognizes revenue upon installation and acceptance of the hardware.

In December 1999, Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," was issued. SAB No. 101 provides the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues, including software revenue recognition.  The Company adopted SAB No. 101 in the fourth quarter of year ended December 31, 2000.  Management does not expect the adoption of SAB No. 101 will have a material effect on the Company's financial position or results of operations.

NOTE 4 – FURNITURE AND EQUIPMENT

                 Furniture and equipment consisted of the following:

	September 30, 2001	December 31, 2000
	(Unaudited)

Furniture and fixtures	$446,635	$446,635
Office equipment	1,078,967	1,123,271
Computers and software	2,270,428	2,308,266
TeraMedia® networks	145,409	334,290
	3,941,439	4,212,462
Less accumulated depreciation	2,940,335	2,264,526
Total	$1,001,104	$1,947,936

Depreciation expense for the nine months ended September 30, 2001, and the year ended December 31, 2000, was $811,290 (unaudited) and $1,203,721, respectively.  During the nine months ended September 30, 2001, the Company recognized a loss of $135,480 in conjunction with the disposition of certain non-core assets and TeraMedia® network assets as it transitioned from a service provider business model to one that focuses on the sale and licensing of TeraMedia® software.

NOTE 5 - OTHER ASSET - DEPOSITS

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

NOTE 6 - CONVERTIBLE PROMISSORY NOTES

In a series of transactions taking place in May and June 2001, the Company received $1.5 million in exchange for convertible promissory notes and warrants from a group of accredited investors, including certain members of the Company's Board of Directors.  No sales commissions or underwriting discounts were paid in connection with the offering.  The convertible promissory notes bore interest at 8 percent per annum and matured in July 2003 unless the Company completed an equity financing prior to the maturity date. The convertible promissory notes were to be automatically converted into the Company's next equity financing in excess of $2 million using a conversion price equal to the per share price in the Company’s next equity financing.  The convertible promissory notes were converted into convertible preferred stock and warrants as part of the Company’s issuance of convertible preferred stock and warrants on June 28, 2001.

In accordance with generally accepted accounting principles, the difference between the conversion price and the Company's stock price on the date of issuance of the notes is considered to be interest expense.  It is to be recognized in the statement of operations during the period from the issuance of the debt to the time at which the debt first becomes convertible.  In connection with the issuance of the notes, the Company recorded a debt discount of $130,784.  As a result of the conversion of the notes on June 28, 2001, the discount was recognized as interest expense in the statement of operations for the three months ended June 30, 2001.

The number of warrants issued with the convertible promissory notes was calculated as 1,399,256 and was based on the price per share in the Company’s next equity financing.  Each warrant entitles the holder to purchase one share of the Company's common stock at a price equal to the Company’s next equity financing, or $0.536 per share.  The warrants vested immediately and expire on June 30, 2007.  The Company allocates the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance.  The amount allocated to the warrants as a debt discount was calculated at $261,895 using the Black-Scholes option pricing model and will be recognized as interest expense over the period until the notes mature or are converted.  As a result of the conversion of the notes on June 28, 2001, the discount was recognized as interest expense in the statement of operations for the three months ended June 30, 2001.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Larry Jernigan v. TeraGlobal Communications Corp., et al

During the three months ended March 31, 2001, the Company paid Mr. Jernigan a total of $15,000 and issued 25,000 shares of common stock, valued at $15,625, in exchange for a release of all claims, including any interest in TeraGlobal and TechnoVision stocks or stock options.

The Company is aware of a pending investigation by the criminal division of the U.S. Attorney's office in connection with a securities offering conducted by the Company's former TechnoVision Communications, Inc. subsidiary.  The Company has and will continue to fully cooperate with and support the U.S. Attorney's investigation.  The Company cannot say at this time whether it is a subject of the investigation, or what liabilities it may incur, if any, in connection with the investigation.  See Part II, Item 1 Litigation below.

NOTE 8 - SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK

Effective June 28, 2001, the Company issued 4,664,180 shares of Series A Convertible Preferred Stock and warrants to purchase 2,374,762 shares of common stock to WallerSutton 2000, L.P., an institutional investor, for proceeds of $2.375 million, net of $125,000 in fees.  Of the $2.375 million, $403,530 has been allocated to the issuance of the warrants.  Of the 2,374,762 warrants, 1,624,838 are exercisable at $0.536 per share, 374,963 at $1.00 per share and 374,963 are exercisable at $1.50 per share.  The warrants vest immediately and expire on June 30, 2007.

In addition, as a result of this preferred stock issuance, the convertible promissory notes from the May and June financing, plus accrued interest of $3,200 on the notes, were converted into 2,804,481 shares of Series A Convertible Preferred Stock and warrants to purchase 975,000, 225,000 and 225,000 shares of common stock exercisable at $0.536, $1.00, and $1.50 per share, respectively. Of the $1.5 million converted in the May and June financing, $241,708 was allocated to the issuance of the warrants.  The warrants vest immediately and expire on June 30, 2007.

The Series A Convertible Stock is entitled to cumulative dividends payable in cash at a rate of 10 percent per annum, which accrue until paid and are compounded semi-annually. It is redeemable at the election of the holders of the majority of the shares of Series A Preferred Stock, commencing on the third anniversary of the closing of the transaction.  Each share of Series A Convertible Preferred Stock is convertible into one fully paid share of the Company’s Common Stock, subject to anti-dilution, at any time at the holder’s discretion.  After the fifth anniversary of the closing, the Series A Preferred Stock will automatically convert into Common Stock, or when the closing bid price for the Company’s Common Stock exceeds $10.00 per share for 20 consecutive trading days.

In accordance with generally accepted accounting principles, the difference between the conversion price and the Company's stock price on the date of issuance of the convertible preferred stock is considered to be interest expense.  It is to be recognized in the statement of operations during the period from the issuance of the convertible preferred stock to the time at which the convertible preferred stock first becomes redeemable, or June 28, 2004.  In connection with the issuance of the convertible preferred stock, the Company recorded a debt discount of $379,569, and recognized interest expense of $31,631 during the three months ended September 30, 2001 related to the amortization of the debt discount.

Related to the issuance of the Company’s Preferred Stock, the Company allocates the proceeds received from debt, convertible debt or convertible preferred stock with detachable warrants using the relative fair value of the individual elements at the time of issuance.  The amount allocated to the warrants as a debt discount of $645,235 was calculated using the Black-Scholes option pricing model and will be recognized as interest expense over the period until the notes mature or become redeemable.  The Company recognized interest expense of $53,770 during the three months ended September 30, 2001 related to the amortization of the debt discount.

NOTE 9 - SHAREHOLDERS' EQUITY

                Common Stock

During the three months ended March 31, 2001, the Company converted all then outstanding convertible promissory notes into common stock.  The Company had $475,000 in principal and $103,680 in interest outstanding, all of which were exchanged for an aggregate of 1,157,360 shares of common stock and 120,000 warrants to purchase shares of common stock at a price of $0.60 per share for a period of two years. No expense has been recorded in connection with the issuance of the warrants as management considers the effect on the financial statements to be immaterial.

During the three months ended March 31, 2001, the Company sold 3,015,000 shares of common stock in a private placement, receiving $1,501,000, net of offering costs of $6,500.

During the three months ended March 31, 2001, the Company issued 25,000 shares of common stock valued at $15,625, pursuant to the settlement of certain litigation against the Company.

During the three months ended March 31, 2001, the Company issued 2,000 shares of common stock valued at $2,000 as payment for the acquisition of additional shares of TechnoVision.  The TechnoVision shares were tendered pursuant to the Company's exchange offer, which was consummated on August 10, 1998; however, due to administrative error, the shares were never issued at the time of the exchange offer.

Stock Options

During the three months ended March 31, 2001, the Company granted employees an aggregate of 122,000 options under its 1999 Stock Option Plan (the “1999 Plan”), at an exercise price of $0.56 per share.

During the three months ended March 31, 2001, the Company entered into an employment agreement with Robert Randall to act as the Chief Executive Officer of the Company.  In connection with that employment agreement, the Company also granted Mr. Randall a nonqualified stock option to purchase up to 1,000,000 shares of common stock, subject to time and performance-based vesting. The term of the agreement is for a period of two years, subject to annual renewal by the parties on the anniversary date of the agreement.

During the three months ended June 30, 2001, the Company granted employees an aggregate of 531,500 options under its 1997 Stock Option Plan, at exercise prices ranging from $0.30 to $0.86. An employee exercised 700 options at a price of $0.56 during the same period.

During the three months ended September 30, 2001, the Company granted employees an aggregate of 325,500 options under its 1999 Stock Option Plan, at exercise prices ranging from $0.27 to $0.52.

The following schedule summarizes the stock options transactions:

	Stock Options Outstanding	Weighted Average Exercise Price

Outstanding, December 31, 2000	2,083,250	$5.57

Granted	1,979,000	$0.53
Forfeited	(635,300)	$5.74
Exercised	(700)	$0.56
Outstanding, September 30, 2001	3,426,250	$3.05

Exercisable, September 30, 2001	1,754,117

Recently Issued Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 141, “Business Combinations.”  This statement addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Bulletin (“APB”) Opinion No. 16, “Business Combinations,” and SFAS No. 38, “Accounting for Pre-Acquisition Contingencies of Purchased Enterprises.” All business combinations in the scope of this statement are to be accounted for using one method, the purchase method.  The provisions of this statement apply to all business combinations initiated after June 30, 2001.  Use of the pooling-of-interests method for those business combinations is prohibited.  This statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later.

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.”  This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets.”  It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition.  This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.  It is effective for fiscal years beginning after December 15, 2001.  Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been issued previously.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.”  This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of long-lived assets, except for certain obligations of lessees.  This statement is not applicable to the Company.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  This statement supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business, and amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary.  The Company does not expect adoption of SFAS No. 144 to have a material impact, if any, on its financial position or results of operations.

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

Overview

The Company develops software for real-time collaboration and communication over computer networks, turning packet-switched networks into next generation communications and collaboration solutions.

The Company's initial product, TeraMedia® collaboration software, is a standards-based suite of IP applications that combines extensive collaboration tools with integrated IP voice and video communications.  Collaboration applications include application sharing, media sharing, whiteboard, presentations and assessment applications.  Communications applications feature Voice over IP with pure digital audio, and Video over IP with full screen broadcast quality running at 30 frames per second.  The Company is presently selling TeraMedia through direct and indirect channels into the government, education and enterprise markets.

TeraMedia® runs over any network that delivers IP packets, including Intranets, Extranets or the public Internet.  It operates over IP, Ethernet, ATM, ISDN, DSL, Cable Modem, LMDS, MMDS and 802.11 wireless networks.  Its integrated communications capabilities eliminate the need for special purpose hardware for audio or video conferencing, reducing them to simple desktop applications.  Intuitive interfaces let users reach, teach and engage at the click of a mouse.  Group sessions, like conference calls, are handled automatically in software, without the need for dial in numbers, Multi-point Control Units, scheduling or outside services.

In today's business environment resources and expertise are often decentralized.  For that reason effective collaboration, bringing those resources and expertise together to solve a problem, is fundamental to every organization regardless of its purpose.  Recent activities have caused increasing interest in alternatives to face to face meetings.  Commercial enterprises facing a slowing economy were looking to reduce travel-related operating expenses.  Now they are re-evaluating the downtime and uncertainty related to travel, and questioning how much is truly necessary.  Similarly government agencies are rapidly evaluating solutions for increasing coordination between remote facilities.  Finally, the network service providers who have developed extensive packet-switched networks over the past decade are looking for "killer applications" to drive demand for their embedded infrastructure.  TeraGlobal is seeing increased interest in its real-time collaboration software from enterprise and government customers as well as network service providers.

The Company entered the third quarter of fiscal 2001 having completed a significant round of financing with an investment fund specializing in telecommunications investments.  On June 28, 2001, the Company entered into a Series A Preferred Stock and Warrant Purchase Agreement with WallerSutton 2000, L.P. and certain other investors.  With the proceeds of that offering, the Company focused its third quarter efforts on building its direct and indirect sales channels, and the development of a Windows version of its TeraMedia® software.

In the third quarter, the Company completely rebuilt is direct sales infrastructure with (i) six regional sales managers covering the Northwest, Southwest, Northcentral, Southcentral, Northeast and Southeast portions of the United States, (ii) three regional channel managers for the Western, Central and Eastern portions of the United States, and (iii) a separate sales manager and systems engineer in Washington D.C. for federal government accounts.  Based on the activities of these individuals, the Company would expect to see increasing revenues from direct sales activities beginning in the fourth quarter.

The Company also continues to focus on indirect channels.  During the quarter the Company signed up an additional five Value Added Resellers, including GTSI.  GTSI is a large reseller and systems integrator primarily for the government market.  The Company has worked with GTSI to list TeraMedia® solutions packages on federal purchasing schedules to facilitate sales and fulfillment of orders to the federal government.

The Company has made significant advances in its port to Windows 2000 operating system, and can demonstrate two-way live video running under its software at 30 frames per second on a Pentium 4 processor. The Company expects to launch a beta version of the audio and video communications features for Windows 2000 during the fourth quarter.  The Company is continuing to port its collaboration software and call signaling software to the Windows platform and, based on achievement of interim milestones, expects an initial product launch will take place in the first quarter of 2002.

Results of Operations

The following table sets forth the selected unaudited results of operations for the nine months ending September 30, 2001, and September 30, 2000.

Statements of Operations Data:	Nine Months Ending September 30, 2001 (Unaudited)	Nine Months Ending September 30, 2000 (Unaudited)

Sales	$580,979	$261,748
Cost of sales	225,389	213,401

General and administrative	4,176,395	7,321,599
Sales and marketing	714,876	1,101,821
Research and development	1,309,529	2,812,164

Net Loss available to common shareholders	$(6,154,485)	$(14,128,408)

Basic loss per common share	$(0.24)	$(0.68)
Weighted average common shares outstanding	25,784,881	20,855,834

Three and Nine Month Periods Ended September 30, 2001 and 2000.

Sales. Sales for the three months ended September 30, 2001 were $154,678 compared to $37,020 for the three months ended September 30, 2000, an increase of 318 percent.  Sales for the nine months ended September 30, 2001 and September 30, 2000, were $580,979 and $261,748, respectively, an increase of 121 percent.  During the three and nine months ended September 30, 2001 the Company recognized revenue from the licensing of TeraMedia software, the resale of computer hardware, cameras and microphones to support the use of TeraMedia and fees associated with the customization of its TeraMedia software. During fiscal 2000 the Company was pursuing a service model and offered its software as part of the bundled solution that included network connectivity and computer hardware.  The Company's revenues were derived from monthly fees charged under service contracts with early adopters of the TeraMedia service

The Company has increased sales by concentrating its direct sales efforts on customers with the existing network infrastructure and hardware necessary to support its TeraMedia software.  The Company has also contracted with Preferred Systems Integrators (PSI's) to manage the implementation of its software for those customers that need additional support, and is focusing on accelerating its channel sales by recruiting additional Value Added Resellers (VAR's) and licensing its software to Original Equipment Manufacturers (OEM's).  The Company realized revenue from all of these sources during the three months ended September 30, 2001.

Cost of sales. Cost of sales for the three months ended September 30, 2001 was $65,153, resulting in a gross margin of $89,525, or 57 percent. Cost of sales for the three months ended September 30, 2000 was $69,609, resulting in a negative gross margin. Cost of sales for the nine months ended September 30, 2001 was $225,389, with a gross margin of $355,590, or 61 percent. Cost of sales for the nine months ended September 30, 2000 was $213,401, with a gross margin of 18 percent. Cost of sales for the three and nine months ended September 30, 2001 consisted primarily of the sale of computer equipment, cameras and microphones used in conjunction with the Company's TeraMedia software. Cost of sales for the nine months ended September 30, 2000, included the costs associated with providing network connectivity, network infrastructure and desktop hardware associated with sales under service contracts.

                The Company's continued focus on driving revenue through the licensing of its software, rather than the deployment of its software under the service model, has allowed it to improve gross margins over prior periods.  The Company will continue to focus its efforts on the licensing of software and providing installation, support and training services in conjunction with the license of its software.  It will, however, continue to resell hardware required to facilitate the implementation of its software in select deployments. Gross margins for hardware sales are lower than margins received under licensing agreements.  Consequently, cost of sales and resulting gross margins will vary from transaction to transaction, and period to period, based on the mix of products and services the Company sells at any time.

                General and Administrative. General and administrative expenses were $1,271,275 for the three months ended September 30, 2001 compared to $2,533,702 for the three months ended September 30, 2000, a reduction of $1,262,427, or 50 percent.  General and administrative expenses for the nine months ended September 30, 2001, were $4,176,396 compared to $7,321,599 for the nine months ended September 30, 2000, a reduction of $3,145,204, or 43 percent.

                The Company continues to experience lower general and administrative expenses as a result of its cost cutting measures in the first two quarters of the fiscal year 2001.   The transition from the service model has significantly reduced expenses associated with network infrastructure and bandwidth as well as depreciation expenses as those assets are retired or re-deployed.  In addition, the Company did not have any outstanding material litigation during the quarter, significantly reducing legal expenses over the prior period.

                 Research and Development. Research and Development expenses were $500,730 for the three months ended September 30, 2001, as compared to $752,198 for the three months ended September 30, 2000, a reduction of $251,468, or 33 percent.  Research and development expenses for the nine months ended September 30, 2001 and 2000, were $1,309,529 and $2,812,164, respectively, a reduction of $1,502,635, or 53 percent.  The reduction in research and development expenses is due primarily to reduced capital expenditures for equipment, as the Company uses previously expensed equipment in its current development activities.  Additionally, the Company has experienced generally lower costs of hardware and software while developing on the Windows platform.

                The Company's research and development focus continues to be the introduction of a product compatible with the Windows operating system.  The Company began accelerating its engineering efforts in the three months ended September 30, 2001 by increasing its engineering personnel by 5 engineers. It will also purchase additional equipment necessary to perform testing and analysis of the Windows based product.  Consequently, the Company expects research and development expenses to increase modestly during the fourth quarter of fiscal 2001 compared to expenditures during the first three quarters.

                Sales and Marketing. Sales and marketing expenses were $232,862 for the three months ended September 30, 2001, as compared to $390,419 for the three months ended September 30, 2000, a reduction of $157,557 or 40 percent. Sales and marketing expenses for the nine months ended September 30, 2001, and September 30, 2000, were $714,876 and $1,101,821, respectively, or a reduction of 35 percent.  The Company has been able to reduce its sales and marketing expenses while increasing sales and marketing personnel.  The Company added eight additional employees in sales and marketing during the third quarter.  It reduced overall sales and marketing expenses by decreasing attendance to trade shows and related travel.  In addition, faster portable computers and prevalent broadband connectivity have allowed the Company to effectively demonstrate its product with a laptop computer and an Internet connection. This portable collaboration station significantly reduces the Company's costs by avoiding shipping expenses and charges for temporary broadband connectivity.

                Looking to the fourth quarter, the Company expects increased salary and overhead costs associated with the increase in its sales and marketing personnel.  Those increases will continue to be offset by reduced costs from trade shows and demonstrations.  The Company does not anticipate significant increases in direct sales personnel over existing levels for the next two quarters.  It will, however, continue to focus on increasing its indirect sales channels and indirect sales activities.  In addition, the Company expects to incur some additional marketing expenses late in the fourth quarter and into the first quarter of 2002 in connection with the anticipated launch of the Windows version of its TeraMedia collaboration software.

                Interest Revenue and Interest Expense. Interest revenue for the three months ended September 30, 2001, and September 30, 2000, was $25,069 and $112,614 respectively, a decrease of $87,545, or 77 percent. Interest revenue for the nine months ended September 30, 2001, and 2000, was $64,772 and $239,033, respectively, a decrease of 73 percent.  Interest revenue is generated from short-term investments of available cash. Interest expense for the three months ended September 30, 2001 was $85,401 compared to interest expense of $22,483 for the three months ended September 30, 2000.  Interest expense for the nine months ended September 30, 2001, and September 30, 2000, was $489,986 and $46,989, respectively.  Interest expense for the three and nine month periods ended September 30, 2001 was primarily attributable to an accretion of debt discount in connection with the issuance of the Series A Preferred Stock.  Interest expense for the three and nine months ended September 30, 2000, was primarily due to interest related to $475,000 in convertible notes.  The Company entered into an agreement to convert the notes to shares of the Company's common stock in the three months ended March 31, 2001.  Interest expense in the three months ended September 30, 2001, included interest associated with bridge financing notes, as further described in liquidity and capital resources.

Liquidity and Capital Resources

                As of September 30, 2001, the Company had cash and cash equivalents totaling $1,344,871.  The Company had a working capital surplus of $924,966.

For the three months ended September 30, 2001, net cash used in operating activities was $2,553,331.  Net cash used in the same period ended September 30, 2000, was $2,698,756, a reduction of five percent.  Net cash used in operating activities for the nine months ended September 30, 2001 and September 30, 2000, was $5,046,033 and $8,550,526, respectively, a reduction of 41 percent.  The decline in net cash used in operating activities in the nine months ended September 30, 2001, is primarily due to management's efforts to minimize monthly expenses and reduced costs associated with a software licensing revenue model compared to implementing a more resource intensive service solution.  The Company does not anticipate significant increases in operating expenses over the next few quarters.  As a result, net cash used in operating activities during that period will depend upon the Company success in generating revenues from the sale of its software and related services.

For the three months ended September 30, 2001, the Company made capital expenditures of $36,317.  Capital expenditures for the same period ended September 30, 2000, were $127,644, a reduction of 72 percent.  Net cash provided by investing activities for the nine months ended September 30, 2001, was $486,627 due to the disposition of non-core assets and the partial redemption of a Certificate of Deposit used to secure the Company's corporate offices. Net cash used in investing activities for the nine months ended September 30, 2000 was $1,165,552. The Company expects to keep capital expenditures to a minimum over the balance of the fiscal year.

For the nine months ended September 30, 2001, the Company raised an aggregate of $5,376,000, net of $125,000 in fees, from financing activities.  During the nine months ended September 30, 2000, the Company raised an aggregate of $6,448,647 from financing activities.

The Company expects that it will need additional capital in December in order to sustain its operations.  Under the terms of the Series A Preferred Stock and Warrant Purchase Agreement entered into in connection with the June 2001 financing, WallerSutton 2000, L.P. agreed to invest an additional $2 million in Series A Preferred Stock, if the Company successfully received an aggregate of $1 million from a strategic investor or investors in the form of license purchases, equity investment or development fees.  The Company has made diligent efforts to secure the $1 million investment, but has not succeeded to date.  Accordingly the Company has been and is taking steps to secure additional third party financing.

The Company has entered into a term sheet with an investment banker to conduct a "best efforts" private offering of the Company's securities. That term sheet is non-binding and subject to the investment banker's due diligence and ability to successfully market and sell the offering.  The Company is also approaching third parties to provide interim financing for the Company until it can implement a longer term financing plan.  Despite these activities, no firm commitments exist for any financing, whether interim or long-term, and no assurances can be given that it will be completed prior to the end of the current fiscal year.

Our independent certified public accountants have included an explanatory paragraph in their report of Independent Certified Public Accountants included in our Annual Report on Form 10-K for the year ended December 31, 2000, to the effect that our losses from operations for the year ended December 31, 2000, and the working capital deficit and the retained deficit at December 31, 2000, raise substantial doubt about our ability to continue as a going concern.

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

Potential risks and uncertainties that could affect the Company’s future results and financial condition include the following. The Company is an early stage company moving from research and development to operations and as such is subject to the uncertainties of any new enterprise including the ability to effectively establish a market for its products and services and competently service and support its customers.  Because the Company is dealing in high technology and rapidly evolving markets, it is subject to risks associated with uncertain market demand, intense competition, short product cycles and the possibility of product defects.  To date the Company has relied on external financing activities to support its operations. The Company must obtain additional external financing in order to sustain its operations. For a discussion of these and other factors affecting the Company's future results and financial condition, see "Item 6 - Management's Discussion and Analysis - Risk Factors That May Affect Operating Results" in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

PART II                                OTHER INFORMATION

ITEM 1.                                 LEGAL PROCEEDINGS

The Company was among the defendants in a class action civil litigation styled Norinne Lam & Clifton Kees et al. v. Video Stream International, Inc. et al.  That litigation arose out of a securities offering conducted by Grey Venture Capital, Inc. on behalf of the Company's TechnoVision Communications, Inc. subsidiary prior to its acquisition by the Company.  The suit was brought against Grey Venture Capital, Inc., TechnoVision Communications, as well as the Company and certain officers and directors of each.  The Company voluntarily settled all civil claims in connection with the litigation in August 2000 and the lawsuit was dismissed.  In addition, the Company sued Grey Venture Capital, Inc. and received a negotiated settlement in connection with that litigation.  For additional information concerning the litigation see the Company's annual reports on form 10-KSB for the years ended December 31, 1999 and 2000.  The Company is aware of a pending investigation by the criminal division of the U.S. Attorney's office which likely concerns Grey Venture Capital's offering of TechnoVision Communications, Inc.'s securities.  The Company has and will continue to fully cooperate with and support the U.S. Attorney's investigation.  The Company cannot say at this time whether it is a subject of the investigation, or what liabilities it may incur, if any, in connection with the investigation.

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

DATED: November 14, 2001	TERAGLOBAL COMMUNICATIONS CORP.

By: /S/ JAMES A MERCER III
James A Mercer III, Chief Financial Officer

By: /S/ ROBERT RANDALL
Robert Randall, Chief Executive Officer