Form 10QSB/A
period 2001-06-30
TERAGLOBAL COMMUNICATIONS CORP
filed 2001-12-06
CIK 1071876

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

PART I.                 FINANCIAL INFORMATION
Item 1.                    Financial Statements

TERAGLOBAL COMMUNICATIONS CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS June 30, 2001 (unaudited) and December 31, 2000

	June 30,	December 31,
	2001	2000

	(Unaudited)

ASSETS

Current assets
Cash and cash equivalents	$3,580,453	$467,383
Accounts receivable	109,397	117,543
Notes receivable - related parties	236,095	377,901
Inventory	37,630	186,071
Prepaid expenses and other current assets, including $5,948 and $23,874, respectively, to related parties	115,063	260,770

Total current assets	4,078,638	1,409,668

Furniture and equipment, net	1,172,940	1,947,936

Other asset – deposits	567,000	680,000

Total assets	$5,818,578	$4,037,604

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	$843,832	$869,789
Short-term loans	65,889	66,658
Accrued expenses	16,912	68,293
Accrued cost of preferred stock issuance	125,000	-
Accrued severance pay	295,138	178,879
Accrued interest on convertible promissory note	-	98,681
Accrued vacation	98,498	150,555
Convertible promissory note	-	475,000
Deferred revenue	76,295	-

Total current liabilities	1,521,564	1,907,855

Commitments and contingencies	-	-

Series A redeemable convertible preferred stock
$ 0.001 par value, 13,000,000 shares authorized, 7,468,661 shares issued and outstanding (dividends of $2,194 in arrears)	2,850,352	-

Shareholders' equity
Common stock, $0.001 par value
200,000,000 shares authorized
22,706,922 shares issued and outstanding at December 31, 2000
26,906,982 shares issued and outstanding at June 30, 2001	26,907	22,707
Additional paid-in capital	40,963,351	37,449,327
Other comprehensive loss	14,171	(11,181)
Accumulated deficit	(39,557,766)	(35,331,104)

Total shareholders' equity	1,466,663	2,129,749

Total liabilities and shareholders’ equity	$5,818,578	$4,037,604

The accompanying notes are an integral part of these financial statements.

TERAGLOBAL COMMUNICATIONS CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS For the three months and the six months ending June 30, 2001 and 2000 (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000

	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net Sales	$251,448	$118,180	$426,301	$224,728

Cost of sales	43,441	75,660	160,236	143,792

Gross profit	208,007	42,520	266,065	80,936

Operating expenses
General and administrative	1,478,879	1,960,730	2,905,121	4,787,897
Sales and marketing	175,970	403,364	482,014	711,402
Research and development	371,177	911,309	808,799	2,059,966

Total operating expenses	2,026,026	3,275,403	4,195,934	7,559,265

Loss from operations	(1,818,019)	(3,232,883)	(3,929,869)	(7,478,329)

Other income (expenses)
Interest income	24,718	42,638	39,703	126,419
Interest expense	(397,512)	(12,870)	(404,585)	(24,506)
Other income (loss)	65,987	-	68,089	-

Total other income (expense)	(306,807)	29,768	(296,793)	101,913

Net loss available to common shareholders	$(2,124,826)	$(3,203,115)	$(4,226,662)	$(7,376,416)

Basic and fully diluted loss per common share	$(0.08)	$(0.16)	$(0.17)	$(0.37)

Weighted-average common shares outstanding	26,906,320	20,134,498	24,369,477	19,928,166

The accompanying notes are an integral part of these financial statements.

TERAGLOBAL COMMUNICATIONS CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the six months ended June 30, 2001 and 2000 (Unaudited)

	Six Months Ended June 30
	2001	2000

Cash flows from operating activities
Net loss	$(4,226,662)	$(7,376,416)
Adjustments to reconcile net loss to net cash used in operating activities
Stock issued for legal settlement	15,625	–
Stock issued for services rendered	-	1,059,625
Stock issued for TechnoVision	2,000	-
Loss on sale of property and equipment	80,062	–
Depreciation	603,137	629,506
Accretion of debt discount	392,679	–
Amortization of goodwill	–	381,809

(Increase) decrease in
Accounts receivable	8,146	89,611
Prepaid expenses and other current assets	145,708	95,150
Inventory	148,440	(19,197)
Increase (decrease) in
Accounts payable	(25,958)	(779,610)
Accrued expenses	73,618	40,355
Accrued vacation	(52,057)	27,397
Accrued severance	258,065	-
Accrued interest	8,200	-
Customer deposits	76,295	-

Net cash used in operating activities	(2,492,702)	(5,851,770)

Cash flows from investing activities
Notes receivable - related parties	-	(118,115)
Purchase of furniture and equipment	(12,798)	(827,200)
Proceeds from sale of furniture and equipment	104,595	-
Proceeds from redemption of Certificate of Deposit	113,000	-

Net cash provided by (used in) investing activities	204,797	(945,315)

Cash flows from financing activities
Payments on capital lease obligations	-	(708,636)
Proceeds (payments) on short-term loans	(769)	(265)
Proceeds from issuance of common stock, net of fees	1,501,000	4,610,000
Proceeds from issuance of convertible preferred stock, net of fees	2,375,000	-
Proceeds from issuance of convertible promissory notes	1,500,000	-
Proceeds from exercise of stock options	392	250,957

Net cash provided by financing activities	5,375,623	4,152,056

Cumulative translation adjustment	25,352	3,111

Net increase (decrease) in cash and cash equivalents	3,113,070	(2,641,917)

Cash and cash equivalents, beginning of period	467,383	7,893,036

Cash and cash equivalents, end of period	$3,580,453	$5,251,119

Supplemental disclosure of cash flow information

Interest paid	$4,543	$2,055

Income taxes paid	$1,600	$1,600

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

Principles of Consolidation

The consolidated financial statements include the accounts of TeraGlobal Communications Corp. and its current and former subsidiaries. The Company’s wholly owned subsidiaries have included ATI Access Technologies, Inc., a Canadian corporation, which was dissolved in April 2001, as well as TGC Acquisition, Inc., a California corporation and TeraGlobal Communications Corporation, a Canadian corporation. None of these entities have substantial assets or operations and the Company is in the process of dissolving both TGC Acquisition, Inc. and TeraGlobal Communications Corporation, the Canadian subsidiary. The financial statements also include the accounts of TechnoVision Communications, Inc., a Georgia corporation that was 99% owned by the Company. TechnoVision Communications, Inc. and was dissolved in February 2001. All inter-company accounts and transactions have been eliminated in the consolidation.

NOTE 2 – REVENUE RECOGNITION

The Company recognizes revenues in accordance with the provisions of the American Institute of Certified Public Accountants’ Statement of Position 97-2, “Software Revenue Recognition.” The Company licenses its software products under nonexclusive, nontransferable license agreements. For those agreements that require modest or no significant production, modification, or customization, revenue is recognized when a license agreement has been signed, delivery, installation and acceptance of the software product has occurred, the related fee is fixed or determinable, and collectability is probable. For software arrangements that require significant production, modification, or customization, the entire arrangement is accounted for in conformity with Accounting Research Bulletin No. 45, “Long-term Construction-Type Contracts,” using the relevant guidance Statement of Position 81-1, “Accounting for Performance of Construction-Type Contracts and Certain Production-Type Contracts.”

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

In December 1999, Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” was issued. SAB No. 101 provides the SEC staff’s views in applying generally accepted accounting principles to selected revenue recognition issues, including software revenue recognition. The Company adopted SAB No. 101 in the fourth quarter of year ended December 31, 2000. Management does not expect the adoption of SAB No. 101 will have a material effect on the Company’s financial position or results of operations.

NOTE 3 – FURNITURE AND EQUIPMENT

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

NOTE 4 - OTHER ASSET - DEPOSITS

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

NOTE 5 - CONVERTIBLE PROMISSORY NOTES

In a series of transactions taking place in May and June 2001, the Company received $1.5 million in exchange for convertible promissory notes and warrants from a group of accredited investors, including certain members of the Company’s Board of Directors. No sales commissions or underwriting discounts were paid in connection with the offering. The convertible promissory notes bore interest at 8 percent per annum and matured in July 2003 unless the Company completed an equity financing prior to the maturity date. The convertible promissory notes were to be automatically converted into the Company’s next equity financing in excess of $2 million using a conversion price equal to the per share price in the Company’s next equity financing. The convertible promissory notes were converted into convertible preferred stock and warrants as part of the Company’s issuance of convertible preferred stock and warrants on June 28, 2001.

In accordance with generally accepted accounting principles, the difference between the conversion price and the Company’s stock price on the date of issuance of the notes is considered to be interest expense. It is to be recognized in the statement of operations during the period from the issuance of the debt to the time at which the debt first becomes convertible. In connection with the issuance of the notes, the Company recorded a debt discount of $130,784. As a result of the conversion of the notes on June 28, 2001, the discount was recognized as interest expense in the statement of operations for the three months ended June 30, 2001.

The number of warrants issued with the convertible promissory notes was calculated as 1,399,256 and was based on the price per share in the Company’s next equity financing. Each warrant entitles the holder to purchase one share of the Company’s common stock at a price equal to the Company’s next equity financing, or $0.536 per share. The warrants vested immediately and expire on June 30, 2007. The Company allocates the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants as a debt discount was calculated at $261,895 using the Black-Scholes option pricing model and will be recognized as interest expense over the period until the notes mature or are converted. As a result of conversion of the notes on June 28, 2001, the discount was recognized as interest expense in the statement of operations for the three months ended June 30, 2001.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

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

NOTE 7 - SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK

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

In addition, as a result of this preferred stock issuance, the convertible promissory notes from the May and June financing, plus accrued interest of $3,200 on the notes, were converted into 2,804,481 shares of Series A Convertible Preferred Stock and warrants to purchase 975,000, 225,000 and 225,000 shares of common stock exercisable at $0.536, $1.00, and $1.50 per share, respectively. Of the $1.5 million converted, $241,708 was allocated to the issuance of the warrants. The warrants vest immediately and expire on June 30, 2007.

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

In accordance with generally accepted accounting principles, the difference between the conversion price and the Company’s stock price on the date of issuance of the convertible preferred stock is considered to be interest expense. It is to be recognized in the statement of operations during the period from the issuance of the convertible preferred stock to the time at which the convertible preferred stock first becomes redeemable, or June 28, 2004. In connection with the issuance of the convertible preferred stock, the Company recorded a debt discount of $379,568.

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

NOTE 8 - SHAREHOLDERS' EQUITY

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

Results of Operations

                The following table sets forth the selected unaudited results of operations for the six months ending June 30, 2001, and June 30, 2000.

Statements of Operations Data:	Six Months Ending June 30, 2001 (Unaudited)	Six Months Ending June 30, 2000 (Unaudited)

Sales	$426,301	224,728
Cost of sales	160,236	143,792

General and administrative	2,905,121	4,787,897
Sales and marketing	482,014	711,402
Research and development	808,799	2,059,966

Net Loss available to common shareholders	$(4,226,662)	$(7,376,416)

Basic loss per common share	$(0.17)	$(0.37)

Weighted average common shares outstanding	24,369,477	19,928,166

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

                Interest Revenue and Interest Expense. Interest revenue for the three months ended June 30, 2001, and June 30, 2000, was $24,718 and $42,638, respectively, a decrease of $17,920, or 42 percent. Interest revenue for the six months ended June 30, 2001,and 2000, was $39,703 and $126,419, respectively, a decrease of 69 percent.  Interest revenue is generated from short-term investments of available cash. Interest expense for the three months ended June 30, 2001, and June 30, 2000, was $397,512 and $12,870, respectively, an increase of 2,989 percent.  Interest expense for the six months ended June 30, 2001, and June 30, 2000, was $404,585 and $24,506, respectively. Interest expense for the three and six months ended June 30, 2000, was primarily due to interest related to $475,000 in convertible notes.  The Company entered into an agreement to convert the notes to shares of the Company's common stock in the three months ended March 31, 2001.  Interest expense in the three months ended June 30, 2001, included interest expense associated with the conversion of the Convertible Promissory Notes from the May and June financing.

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

                For the three months ended June 30, 2001, the Company raised an aggregate of $3,875,000, net of $125,000 in fees, from financing activities.  Of these proceeds, $1.5 million was derived from the sale of Convertible Promissory Notes and Warrants in May and June 2001, and $2.375 million was raised from the sale of the Series A Convertible Preferred Stock and Warrants in the June 28, 2001 transaction.  The Convertible Promissory Notes were converted into Series A Convertible Preferred Stock and Common Stock Purchase Warrants, effective June 28, 2001.

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

                Potential risks and uncertainties that could affect the Company’s future results and financial condition include the following. The Company is an early stage company moving from research and development to operations and as such is subject to the uncertainties of any new enterprise including the ability to effectively establish a market for its products and services and competently service and support its customers.  Because the Company is dealing in high technology and rapidly evolving markets, it is subject to risks associated with uncertain market demand, intense competition, short product cycles and the possibility of product defects.  To date the Company has relied on external financing activities to support its operations.  If the Company does not successfully generate adequate revenues to meet operating expenses in the future, the Company will be forced to seek additional external financing or curtail operations.  Due to the Company's operating losses and working capital deficiency, Singer, Lewak, Greenbaum & Goldstein LLP, the Company's independent auditors have included an explanatory paragraph in their report to the Company's Financial Statements for the year ended December 31, 2000, that expresses substantial doubt as to the Company's ability to continue as a going concern.  Subsequent to June 30, 2001, the Company received notification that its common stock would be de-listed from the NASDAQ National Market exchange.  The Company’s stock is now traded as an Over-The-Counter Stock on the Bulletin Board, which is managed by the NASD. For a discussion of these and other factors affecting the Company's future results and financial condition, see "Item 6 - Management's Discussion and Analysis - Risk Factors That May Affect Operating Results" in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001

PART II             OTHER INFORMATION

ITEM 1.              LEGAL PROCEEDINGS

                There is currently no material litigation pending against the Company.

ITEM 2. CHANGE IN SECURITIES

                In a series of transactions taking place in May and June 2001, the Company received $1.5 million in exchange for convertible promissory notes and warrants from a group of accredited investors, including certain members of the Company’s Board of Directors. No sales commissions or underwriting discounts were paid in connection with the offering. The convertible promissory notes bore interest at 8 percent per annum and matured in July 2003 unless the Company completed an equity financing prior to the maturity date. The convertible promissory notes were to be automatically converted into the Company’s next equity financing in excess of $2 million using a conversion price equal to the per share price in the Company’s next equity financing. The convertible promissory notes were converted into convertible preferred stock and warrants as part of the Company’s issuance of convertible preferred stock and warrants on June 28, 2001.  The offering was conducted as a private placement, exempt from registration under the Securities Act of 1933, as amended, in accordance with Regulation D and Rule 506 promulgated thereunder.  The offering was not conducted by means of any public solicitation, and each of the investors represented that they are "accredited investors" as that term is defined in Regulation D.  The Company will use the proceeds from the offering for general working capital purposes.

                Effective June 28, 2001, the Company consummated the sale of 4,664,180 shares of Series A Convertible Preferred Stock and an aggregate of 2,374,762 Common Stock Purchase Warrants to WallerSutton 2000, L.P., an institutional investor, for an aggregate purchase price of $2.5 million.  Of the total of 2,374,762 Common Stock Purchase Warrants, 1,624,838 are exercisable at $.536 per share, 374,963 at $1.00 per share and 374,963 are exercisable for $1.50 per share.  All of the Warrants expire June 30, 2007.  No sales commissions or underwriting discounts were paid in connection with this offering.  In addition, this transaction effected conversion of the Convertible Promissory Notes from the May and June financing.  The $1.5 million of Convertible Promissory Notes were converted into an aggregate of 2,804,481 shares of Series A Convertible Preferred Stock, 975,000 Common Stock Purchase Warrants exercisable at $.536 per share, 225,000 Common Stock Purchase Warrants exercisable at $1.00 per share and 225,000 Common Stock Purchase Warrants exercisable for $1.50 per share.  All of the Warrants expire June 30, 2007.  The 1,399,256 Warrants from the May and June financing are exercisable at $.536 and expire on June 30, 2007. The Series A Convertible Preferred Stock is convertible at any time at the holders election into a like number of shares of Common Stock, subject to standard anti-dilution protection and a reset right on the first anniversary of the transaction.  The offering was conducted as a private placement, exempt from registration under the Securities Act of 1933, as amended, in accordance with Regulation D and Rule 506 promulgated thereunder.  The offering was not conducted by means of any public solicitation, and each of the investors represented that they are "accredited investors" as that term is defined in Regulation D. The proceeds from the offering will be used for general working capital purposes.

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

                                                For     17,953,197                   Against     29,900                  Abstain     3,580

ITEM 5. OTHER INFORMATION

                None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

a)	Exhibits.

	Number	Description	Method of Filing

	3.1	Amendment to Certificate of Incorporation	*

	4.1	Series A Preferred Stock and Warrant Purchase Agreement	*

	4.2	Certificate of Designation for Series A Convertible Preferred Stock	*

	4.3	Form of Warrant Agreement from June 2001 Series A Convertible Preferred Stock Financing transaction.	*

	4.4	Registration Rights Agreement	*

	4.5	Shareholders Agreement	*

	4.6	Form of Convertible Promissory Note and Warrant Purchase Agreement	Filed herewith

	*	Prevously filed with the Registrant's Quarterly Report on Form 10-QSB for the period ended June 30, 2001, filed with the SEC on August 14, 2001

b)	Reports on Form 8-K

None.

                In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: December 4, 2001	TERAGLOBAL COMMUNICATIONS CORP.

By: /S/ JAMES A MERCER III

James A Mercer III, Chief Financial Officer

By: /S/ ROBERT RANDALL

Robert Randall, Chief Executive Officer