Form 10KSB40
period 2001-12-31
TERAGLOBAL COMMUNICATIONS CORP
filed 2002-04-01
CIK 1071876

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-25115

TERAGLOBAL COMMUNICATIONS CORP.
(Name of Small Business Issue as specified in its charter)

Delaware	33-0827963
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

9171 Towne Centre Drive, Suite 600, San Diego, California 92122
(Address of Principal Executive Offices) (Zip Code)

(858) 404-5500
Registrant's Telephone Number, including Area Code

Securities registered under Section 12(b) of the Exchange Act:
 None

Securities registered under Section 12(g) of the Exchange Act:
 Common Stock, par value $.001

        Check whether the Registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosures will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K-SB or any amendment to this Form 10-KSB. ☒

        The Registrant generated operating revenues of $613,234 for the fiscal year ended December 31, 2001.

        The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 15, 2002, was $754,849. For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of the Registrant were "held by affiliates." This assumption is not to be deemed to be an admission by such persons that they are affiliates of the Registrant.

        As of March 15, 2002, the Registrant had outstanding 2,376,289 shares of Common Stock.

        Transitional Small Business Disclosure Format: Yes ☐    No ☒

PART I

        Effective March 15, 2002 the Company effected a 1 for 25 reverse split of its outstanding Common Stock. The financial statements and information relating to shares of Common Stock contained in this Annual Report have been adjusted to give effect to that split as though it had been in effect for fiscal 2001.

        The Business Section and other parts of this Annual Report contain forward-looking statements that reflect management's current operating plans as well as its estimates of the likely operating results. The Company's ability to achieve operating results in the future involves risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled "Risk Factors That May Affect Operating Results" under Part II, Item 6 of this Annual Report.

ITEM 1.    BUSINESS

Overview

        TeraGlobal Communications Corp. ("TeraGlobal" or "the Company") develops software for real-time collaboration and communication over standard computer networks, including the Internet.

        The Company has released two software products to date. In 1999 the Company released TeraMedia® software for the Macintosh OS-9 operating system. In the first quarter of 2002, the Company released Session™ collaboration software for the Windows 2000 and Windows XP operating systems. Each of the products is a suite of integrated IP-based software applications. They each contain Voice over IP software that lets users make audio calls. They also contain high quality Video over IP software that delivers full screen, full motion video conferencing for desktop or conference room applications. Finally, each product suite contains collaboration applications that are designed to let users work together on projects, or share multimedia files. Collaboration applications include application sharing, media sharing, whiteboarding, presentation and assessment applications.

        Session™ and TeraMedia® are unique in their quality, simplicity, flexibility and cost effectiveness. Quality is delivered through the Company's efficient design and unique audio and video compression technology. Simple intuitive interfaces let users reach one another at the click of a mouse. The flexible software runs over existing general-purpose computers including Pentium III, Pentium 4, G3 or G4 desktop and laptop computers. It runs over any network that delivers IP packets, including intranets, extranets or the public Internet. It operates over IP, Ethernet, ATM, DSL, Cable Modem, LMDS, MMDS and 802.11 wireless networks. Because of the support for standard infrastructure, the software is inexpensive to deploy and operate.

        TeraGlobal's software is being sold to government, education and enterprise customers to address the fact that resources and expertise are often decentralized. Bringing those resources together can be costly and time consuming. The recent economic downturn, coupled with the real costs and opportunity costs associated with travel, have increased interest in alternatives to face to face meetings. The Company's software brings resources and expertise together, with effective communication and collaboration applications running over standard computers.

        The Company is approaching the market through channel partners. Using TeraGlobal software requires a desktop or laptop computer, broadband connectivity and some hosting or integration services. For that reason, the Company is soliciting strategic relationships with desktop hardware vendors, network service providers and systems integrators to sell Session™ and TeraMedia® software. This indirect sales strategy lets the Company focus on its core expertise in software development, and take advantage of its channel partners' infrastructure and customer relationships.

        The Company was formed in 1997 as a Wyoming corporation. During 1998, the Company completed a series of formative acquisitions to secure intellectual property rights, and development engineering and administrative resources. In 1999 the Company reincorporated into Delaware, and completed two significant financing transactions, raising an aggregate of $21 million through private sales of Common Stock to individual accredited investors. That same year the Company released its initial version of TeraMedia® software, which was sold to customers as a service, operated over special purpose networks that the Company managed. In fiscal 2000, the Company refined its TeraMedia® software, improving its performance over a variety of standard computer networks.

        In fiscal 2001 the Company focused on transitioning its business model to software licensing and increasing the addressable markets for its products. The Company's sales efforts focused on the sale of TeraMedia® as a stand alone software product. The Company's development efforts centered on the completion of Session™ collaboration software for the widely deployed Windows 2000 and Windows XP operating system. Session™'s call signaling is also based on Session Initiation Protocol, or SIP which is widely adopted as a Voice over IP standard for call signaling.

Current Products

        The Company has two currently released products. It released two versions of its Session™ collaboration software, for the Windows platform in February 2002. Session™ did not directly contribute to revenue generation in 2001; however, the Company expects Session™ to make significant contribution to the Company's future revenues. The Company initially released its TeraMedia® software for the Apple Macintosh OS 9 operating system in 1999 and is continuing to offer the TeraMedia® product.

Session™ Collaboration Software for Windows 2000/XP

        Session Basic™ offers the highest quality voice and video conferencing available in a software application today. Voice and video compression and decompression are handled entirely in software running on the host processor of a standard desktop or laptop computer. Session Basic™ uses IP addresses to contact other Session™ users, anywhere on a network. It can also use existing Lightweight Directory Access Protocol (LDAP) directories for addressing on the network.

        Session Basic's™ voice over IP applications include a variety of compression decompression algorithms to deliver the highest quality available for a particular computer or network. SIP based signaling means that voice communications are not limited to other Session™ users, but is interoperable with other computer-based applications like "soft-phones" as well as SIP-based phones developed by companies like Cisco, Avaya and Nortel.

        The Company's proprietary wavelet-based algorithm for compressing and decompressing video delivers exceptional performance. Session™ provides full screen, full motion video without clipping or jerky images. Because of the efficient compression and decompression of video, it delivers better subjective video quality, at lower frame rates and bandwidth than other compression algorithms.

        Session Plus™ client software augments the high quality voice and video conferencing capabilities of Session Basic™ with application sharing and shared work space tools.

        ShareApp™ is an application sharing application. ShareApp lets users work together over virtually any application, including word processing, spreadsheets and presentation applications. ShareApp displays an application running on one computer to a remote computer over an intranet or the Internet. The user at the remote computer sees the application, and can operate the application from the keyboard of the remote computer. The application display is updated in real time. The remote computer does not have to run the application.

        WorkSpace™ is a multimedia workspace application. WorkSpace™ provides a common space for sharing and interacting over multimedia content. Display of the content is tightly synchronized between the computers for real time interaction. WorkSpace™ provides collaboration and mark up tools not found in other whiteboard solutions, and supports any type of digital media including text, graphics, audio, video, 3-D images and virtual reality.

TeraMedia® for Apple Macintosh OS-9

        TeraMedia® contains a number of the elements of Session™, including the same IP voice and video capabilities. TeraMedia® has been released in one version that is an integrated client/server application and includes the collaboration applications as well as group conferencing capabilities. TeraMedia® includes three collaborative applications.

        Virtual Whiteboard™, like WorkSpace™, provides a common workspace for sharing and interacting over multimedia files, and provides tools not found in other Whiteboard solutions. Through the Virtual Whiteboard™ application's common workspace, users can interact with and manipulate virtual reality scenes, pre-recorded video and audio clips, Adobe Acrobat PDF files, 3D imagery and high-resolution graphics. The Virtual Whiteboard™ application lets any number of users interact with the media at the same time. It also provides electronic colored "chalk" for each user to mark up the contents of the common workspace. Finally, Virtual Whiteboard™ provides the ability to save digital content in a QuickTime movie format for later playback and review.

        Assessment™ lets an instructor or moderator form questions in advance or on the fly to conduct "pop" quizzes, formal examinations or informal polling on any subject. Assessment™ eliminates much of the labor-intensive processes associated with educating, training, conferring or certifying. Assessment immediately compiles the results without consuming valuable class time. Test results appear on the Instructor's screen for quick analysis of participation and the Instructor's success in conveying complex concepts Assessment™ gives the instructor more time to teach.

        Matinee™ is an application for distributing real-time collaborative content. The Matinee™ interface helps users compile dynamic presentations and educational curricula ahead of time. Matinee™ productions can contain any number of media elements that can reside anywhere in the user's network or the Internet. Matinee™ can be used at the same time as other TeraMedia® applications for a highly interactive and rich presentation experience.

Future Products

        The following discussion outlines the Company's current plans for development of future products. All of the Company's development efforts, and the actual release of products, and the timing of any release, are subject to risks and uncertainties, including those described in "Risk Factors That May Affect Operating Results", in Item 6 below.

Session™ for the Macintosh OS-X Operating System

        The Company is developing a version of its Session™ collaboration software that will run on the Macintosh OS-X operating system. Session™ for Macintosh OS-X version will have the same applications and features as the Windows version. In addition, the versions will be interoperable, allowing Macintosh users to communicate and collaborate with Windows users. The Company currently plans to release the OS-X version during the third quarter of fiscal 2002.

Session™ Server Software

        The Company is developing a number of server based applications to enhance the function and value of Session™ collaboration software. TeraGlobal server software development program is engineered to deliver server packages that provide significant value to user applications and operate over standard computers, including inexpensive desktop computers as well as high end servers. TeraGlobal's server software is inexpensive and can be updated electronically. It can be deployed on hardware at the customer premise, or it can be deployed in centralized data centers and hosted by network service providers or application service providers.

        TeraGlobal has designed its product and server architecture to be efficient, robust and scalable. From an architecture standpoint, the Company divides server software into call control functions and streaming server functions. The Call Control Server is responsible for setting up audio, video and data collaboration sessions between users running Session™ client software. The Session™ Streaming Server is responsible for delivering data collaboration, audio and video between users running the Session™ client. Once the Call Control Server sets up a session, the Streaming Server handles the actual delivery of the packets. While they are two separate server applications, they can reside on a single server. There are several benefits to separating the call control functions from data delivery, and to executing in flexible software:

  •
  Survivability and Reliability: A decentralized and distributed architecture reduces the risk of single points of failure. Low cost software running over standard computers can be deployed in a redundant fashion throughout a network on a cost-effective basis. Major components of the network can fail without disabling the ability to communicate and collaborate.
  •
  Capacity/Scalability: The Session™ server software is designed to efficiently handle packet management and transport. It's distributed design scales, making the upper theoretical limit of the number of simultaneous users dependent only on the capacity of the network.
  •
  Manageability: While Session™ server software can be deployed in a distributed fashion, the Company is designing browser-based administration for centralized monitoring and control. In fact, all software was designed from the ground up to support any desired granularity of monitoring and management.
  •
  Maintainability: Through the software only approach any IP network becomes "continuously upgradeable". New features and capabilities can be added at any time through centrally controlled software upgrades. Also, through centralized bug monitoring unprecedented maintainability is achieved.

        The Company elected to build Session™ using the Session Initiation Protocol, or SIP, as its signaling standard. SIP has been adopted by the Internet Engineering Task Force as an emerging standard for signaling in the Voice over IP market, and the Company's voice applications will interoperate with other SIP phones. One of the reasons for the Company's decision to implement SIP is because SIP was designed to facilitate flexibility in the network. Traditional networks like the Public Switched Telephone Network (PSTN) assume "dumb" network end-points. Accordingly services are delivered by intelligence residing in centrally located network switches. Because of the highly centralized nature of traditional communication networks, delivering new and truly innovative services is complicated and potentially expensive. SIP allows the evermore-powerful network end-points to realize the potential for new and innovative services by separating communication devices such as IP phones and computers from the service logic of the network. By creating an abstraction layer between services and devices, a range of improved features become possible including unified communications, user interaction management and superior solutions for mobility

        The Company is also evaluating designs and solutions for a number of server-based gateway products that will connect Session™ to other network infrastructures and devices. Based on the implementation of SIP as the signaling component of the Session™ product line, TeraGlobal will be able to provide interoperability with a range of other devices and networks including the PSTN. The Company is also evaluating the opportunities for interoperability with H.323 products, such as legacy video conferencing solutions.

        The Company is also designing software to manage multi-point of group conference calls for Session™. Design elements include the ability to conduct group sessions in using voice only, video only, and collaboration only, as well as any combination of those services. The Company is planning to release two moderation schemes for the Session™ product. The first will allow the display of up to six simultaneous windows and will provide server based audio mixing. The second scheme will enable voice activation so that the current speaker will be the video focus.

Software Developer's Toolkits

        The Company is developing a series of Software Developer's Kits (SDKs) for developing communication and collaboration applications. The toolkits will contain object code for some of the Company's key software elements, together with Application Programmers' Interfaces, that will let third party developers build applications that take advantage of the Company's core technologies. At this time the Company is evaluating toolkits that bundle its audio codecs, video codecs, application launcher, and collaborative application framework.

Markets

        In today's business environment resources and expertise are often decentralized. For that reason effective collaboration, bringing those resources and expertise together to solve a problem, is fundamental, to every organization regardless of size or purpose. The Company is selling its software to end users in the government, education and enterprise markets. During 2001, the Company focused on markets that used the Macintosh operating system—primarily government and education accounts. With the release of Session™ for Windows in 2002, the Company is increasing its focus on enterprise accounts.

        Government.    TeraGlobal's collaboration software is a natural fit for government markets where facilities are geographically dispersed and often connected via broadband wide area network. Several agencies in the Department of Defense are initiating research and deployment of solutions to integrate voice, video and data collaboration over a single network. TeraGlobal software has been a demonstration technology for some of these projects. Representative government customers include:

  •
  Department of Navy, Chief Information Officer
  •
  Space and Naval Warfare Systems Command
  •
  Naval Research Laboratories
  •
  Lawrence Livermore Laboratories
  •
  Defense Information Systems Agency

        Education.    The education industry is looking to technology to improve productivity and reduce operating expenses in the classroom. Session™ and TeraMedia® each have a rich set of features for presentation, collaboration and assessment. Real-time interactive capabilities let students interact with course media, engaging them in the learning experience. TeraMedia®'s assessment program automates the examination and grading process. TeraGlobal's integrated IP communications delivers a "virtual classroom" for distance education. Teachers can give live lectures remotely, and accentuate the lessons with a wide variety of multimedia elements, such as video clips, audio clips, virtual reality scenes, graphics, and text. It also provides two-way conversation for input or questions from students. It eliminates the geographic barriers that educational institutions have traditionally faced letting them leverage their faculty and content to a broader market. Representative customers in the education industry include:

  •
  Anthony Wayne School District, Ohio
  •
  Hampton School District, Virginia
  •
  University of Tulane
  •
  University of Michigan

        Enterprise.    With the launch of Session™, TeraGlobal is intensifying its focus on enterprise accounts. TeraGlobal software running over existing networks can reduce travel expenses and its related down time. It can also improve operating performance, increasing personal productivity and allowing remote locations to share resources and expertise. The advances in existing network infrastructure and

Session™ software provide a viable and accessible alternative to travel. Commercial enterprises are evaluating not only the expense of travel, but the related opportunity costs associated with delays. Session's application sharing is designed to let users have a "same room" experience—talking, looking at one another, and collaborating over productivity applications such as word processing, spreadsheet, presentation and design applications. Target applications for enterprise include:

  •
  Regional Sales and Financial Management
  •
  Distributed design or engineering
  •
  Customer and Vendor Supply Chain Management
  •
  Small office/Work at home

        OEM and Custom Development Opportunities.    TeraGlobal is evaluating OEM development opportunities and custom development opportunities, as methods for capitalizing on the value of its core technology. In the past, the Company has undertaken work for Naval Research Laboratories in decompressing High Definition Television (HDTV) in software over desktop computers. More recently it contracted with the Naval Research Laboratories to investigate methods for delivering "banding" or "downspeeding"; providing different endpoints in a communication session with different quality up to the maximum capacity of that endpoint and its network connection. The Company has unique skills in wavelet based video compression, SIP signaling and IP packet management for quality of service. TeraGlobal is offering customized software development services to end users and channel partners to match this development expertise with market opportunities, providing several benefits for the partner:

  •
  Addition of audio, video or collaboration services to existing products or services
  •
  Features that they can purchase at low cost versus internal development.
  •
  Rapid customization for capitalizing on new market opportunities.

Sales and Channel Strategy

        TeraGlobal sells Session™ and TeraMedia® as software packages. As a result its revenues are derived primarily from the direct or indirect sale of end user licenses. Ancillary revenues may be derived from the incidental resale of computer related hardware or from services. Services include charges for custom development services, installation, training or maintenance upgrade fees.

        During 2001 the Company employed a direct sales force of 4 to 9 people. They targeted direct sale opportunities to government, education and entertainment customers for the Apple-based TeraMedia® product. Customer leads were generated primarily from referrals and joint attendance with Apple Computer at trade shows. The Company generated $613,234 in TeraMedia® sales during 2001. At the beginning of 2002, the Company substantially eliminated its direct sales force. The move was made to reduce costs, but the Company also believes that it has significantly greater revenue opportunity focusing on indirect sales channels.

        From the end users' perspective, the complete TeraGlobal solution involves a number of components: TeraGlobal software, a computer and related desktop hardware, broadband connectivity and some installation and support. In general, the Company's software is the least expensive component of the solution. At the same time, the relatively inexpensive software can help drive demand for desktop computers, broadband and integration services. For that reason, the Company is targeting those industries as channel partners. The Company is entering into relationships with channel partners, who are given the right to resell TeraGlobal software at a discount to list price. This indirect sales strategy lets the Company focus on its technology, and minimizes the Company's resources devoted to sales and marketing. They also leverage the channel partner's more significant infrastructure, knowledge and customer base. Specific channel opportunities include:

        Desktop Hardware Vendors.    TeraGlobal's software can be embedded within an operating system, or loaded as a separate communication solution with each personal computer. TeraGlobal software can differentiate the performance of desktop hardware from its competition. Session™ and TeraMedia® can be implemented by desktop hardware vendors for a number of purposes:

  •
  Embed communications capabilities in the desktop for additional value to consumer
  •
  Drive demand for newer, high end equipment with next generation applications
  •
  Differentiate their products from the competition
  •
  Establish technological leadership

TeraMedia® was the featured demonstration in the keynote address at Motorola's launch of the G4 processor at the Horizon's 99 Developers Conference. The Company has worked with Apple Computer in a joint sales and joint promotion relationship, and has been recognized by Apple as the premier video and collaboration solution on the Macintosh platform. With Session, it is now an Early Access Partner for Intel's "Northwood" microprocessor. Session™ was a demonstration technology at a recent Intel developer's conference. In addition, the Company has been invited to demonstrate Session™ from Intel's booth at the upcoming National Association of Broadcasters convention in April 2002. The Company has also established a relationship with Global Media Group LLC. Global Media Group distributes cameras, microphones and related media equipment, handling the Company's fulfillment of those products to its customer base.

        System Integrators.    The Company believes that systems integrators may prove to be a valuable channel partner. Those entities resell to government, enterprise and service provider accounts. Further, they have technical expertise that would allow them to support fulfillment, installation and maintenance of the software without significant assistance from TeraGlobal. In return, the TeraGlobal software provides several opportunities for the systems integrator:

  •
  Provide an additional high value solution to the customer
  •
  Drives demand for system design and installation services.
  •
  Generates recurring revenue by creating demand for hosting or maintenance services

The Company has entered into a teaming agreement with General Dynamics Decision Systems to jointly pursue specified Department of Defense contract opportunities. The Company has also entered into a value added reseller agreement with GTSI, a leading reseller of computer related equipment to the government and enterprise markets. GTSI has listed bundled products, including TeraMedia®, for sale on government contract schedules to facilitate purchasing by government agencies.

        Network Service Providers.    For broad distribution TeraGlobal is seeking to establish relationships with network service providers such as Regional Bell Operating Companies ("RBOCs") and Competitive Local Exchange Carriers ("CLEC"s). Those organizations have the infrastructure and personnel to support the sale, installation and maintenance of TeraMedia® as a communication solution. Moreover, network service providers have over provisioned backbone infrastructure and are seeking applications that will drive demand for bandwidth. Session™ represents a compelling application that provides the network service providers with:

  •
  immediate access to next generation service technology to take to their customer base
  •
  solutions to differentiate their services from the competition
  •
  a new class of service that drives demand for bandwidth and hosting services

  •
  a centrally manageable, continually upgradeable service offering that runs over existing infrastructure

  •
  a flexible software platform for developing additional service offerings

The Company has, and will continue, to seek alliances with a number of network service providers from carriers to RBOC's to CLECs to hosting providers. Because of the opportunities that this market provides, and the speed with which service providers can take Session™ to the market, the Company will continue to devote significant efforts to securing these relationships.

Competition

        The market for collaboration solutions is divided into hardware, software and service solutions. High-end video solutions like those provided by PolyCom and Tandberg provide high quality video, at the cost of special purpose hardware, networks and support staff. Software based data collaboration solutions like Lotus Notes, Placeware or Microsoft NetMeeting provide some collaboration capabilities, but without effective real-time communication. Service providers such as WebEx and Raindance offer collaboration capabilities and limited communications capabilities. These are offered with a connection to the provider's network, and entail a per usage or subscription charge. TeraGlobal competes in this marketspace on the basis of four core principals:

  •
  Quality. TeraGlobal's video compression/decompression software ("codec") delivers full screen, full motion video with no perceptible delay in the communication. The codec also delivers better subjective video quality, at lower frame rates and bandwidth than other compression algorithms, and smooth, fluid video without clipping or jerky images. Digital audio is tightly synchronized with the video.

  •
  Simplicity. Traditional video collaboration solutions have involved multiple special purpose networks, as a result they have been relegated to a special board room solution with unique support requirements and high costs. TeraGlobal's software extends collaboration and communication to a simple IP application running at the desktop on general-purpose desktop or laptop computers. The application interfaces are simple, letting users reach one another with a simple "point and click".

  •
  Flexibility. TeraGlobal's software can turn any desktop or laptop computer into a voice or video enabled communication or collaboration station. A computer loaded with the software can be connected to any intranet, extranet or Internet. A laptop computer can be connected to a corporate intranet during the day, and a home cable modem or DSL line at night. While the software supports simultaneous voice, video and data collaboration, it can be used for voice only or voice and data collaboration. Voice calls can be made to other Session™ users or to other SIP based IP phone systems.

  •
  Cost Effectiveness. TeraGlobal's software is inexpensive to deploy and operate. It runs on high-end desktop and laptop computers and operates over common broadband networks. Users do not have to purchase special purpose hardware or network components, or the staff to support them. Because it is software, it can be distributed electronically to the customer. In addition, performance can be continuously upgraded, or reconfigured, electronically without replacing physical infrastructure. The software is designed to improve communication and coordination between remote facilities, improving productivity and reducing operating expense associated with travel and communications.

        TeraGlobal competes against hardware vendors by delivering comparable quality audio and video communications, that is simpler to use, more flexible to deploy and more cost effective. General-purpose computing devices have advanced to a level where they can support real-time communications applications running in software. Software is inherently more cost effective to deploy and upgrade than hardware.

        TeraGlobal competes against other software solutions on the basis of quality and simplicity. TeraGlobal's software provides complete integrated solutions that can deliver voice, video and data collaboration simultaneously. Products such as Lotus Notes or Placeware, do not provide to two way communication. Other products such as NetMeeting offer communications, but the quality is poor. The Company will continue to compete against the software providers by delivering a solution that provides high quality, with simple interfaces, that operates over common network infrastructure.

        Service providers such as WebEx and Raindance are both competitors and potential channel partners. Historically they have focused primarily on data collaboration, but are now adding voice and video capabilities. Those services are generally accessed via a web browser. Users are required to subscribe to the service or pay usage charges. Conversely, the Company's software solutions can be deployed more cost effectively for a one-time license fee. The Company has been targeting service providers as a channel for the resale of its software.

Research and Development

        Research and development has been the Company's core focus for delivering value. The Company expects to continue its emphasis on new product and feature research and development throughout 2002.

        During fiscal 2000, the Company spent $3,522,700 on research and development efforts focused on (i) refinements to the TeraMedia® product, and (ii) operating over different physical networks. Early in 2000 the Company announced support for native ATM-based networks. In October 2000 the Company announced support for Ethernet networks and policy-based Class of Service management. The Company also completed development to support the 802.11 standard for wireless communication over a Local Area Network.

        In fiscal 2001, the Company spent $1,834,067 on research and development. Development initiatives focused on three key elements: (i) development of Session™ collaboration software for the Windows operating system, (ii) implementation of SIP based signaling for video conferencing and voice over IP calls and (iii) implementation of LDAP based addressing that operates on multiple server platforms and ties into existing network address databases.

Intellectual Property

        The Company competes in the marketplace on the basis of the uniqueness of its solutions. Accordingly, the Company regards protection of its intellectual property as a key to its success. The Company relies on a combination of patent, copyright and trade secret laws and non-disclosure agreements to protect its proprietary technology.

        TeraGlobal has applied for three patents with the United States Patent and Trademark Office, and anticipates filing additional patents as a regular aspect of its business. The Company's existing patent filings cover (i) the overall architecture for combining voice, video and data onto an computer network, (ii) implementing Quality of Service characteristics to a network using a communication signaling protocol, and "downspeeding"—establishing variable service to accommodate different end point devices (such as computers or PDAs) and different physical connection speeds (such as cable modem, DSL or Ethernet). No patents have been issued to date, and the Company cannot guarantee that patents will be issued with respect to its pending applications or from future patent applications. Even if a patent is issued to the Company, there are no guarantees that it will be upheld as valid or will prevent the development of competitive products.

        In addition to patent filings, the Company also protects its intellectual property by limiting access to its source code, documentation and other proprietary information. The Company enters into agreements with all of its employees to clearly define ownership of their work product. In addition, the Company enters into confidentiality agreements with each employee as well as certain customers, vendors and strategic partners.

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

        Traditionally, the FCC has maintained separate regulatory requirements for "voice" networks like the telephone and "data" networks such as the Internet. For example, the FCC establishes "tariffs" or prescribed rates that telephone operators must charge for the delivery of telephone service, but those tariffs do not currently apply to the delivery of data service. The Company believes it is currently in compliance with all such regulations applicable to the services it delivers to its customers. However, the advent of technologies like the Company's TeraMedia® service is bringing voice and video communication over what have traditionally been considered "data" networks. The FCC is reviewing its regulatory structure in light of these technological developments.

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

Employees

        At the end of fiscal 2001, the Company had 56 full-time employees. However, significant financial limitations forced the Company to restructure its workforce during the first quarter of 2002. The Company currently has approximately 33 full-time employees and three part-time employees, including 8 in administration, 6 in sales and marketing, and 22 in development engineering. None of the Company's employees are represented by an organized labor union. The Company believes its relationship with its employees is very good and the Company has never experienced an employee-related work stoppage.

Additional Information

        The Company is a public reporting company and regularly files annual, quarterly and current reports with the Securities and Exchange Commission (the "SEC"), as well as proxy statements and information on securities transactions by insiders. Copies of these filings may be read and copied at the SEC's public reference room located at Judiciary Plaza, 450 Fifth Street N.W., Washington D.C. 20549. Information concerning the operation of the public reference room can be obtained by calling the SEC at 1-800-SEC-0330. The Company files its documents with the SEC electronically, via EDGAR, and those documents may be viewed on the EDGAR website at http://www.sec.gov. The Company's website address is http://www.teraglobal.com.

ITEM 2.    PROPERTIES.

        The Company does not own any real property. The Company leases approximately 16,500 square feet of office space in San Diego, California under a 5-year lease expiring November 2004. In addition, the Company leases approximately 6,100 square feet of office space in Logan, Utah under a 3-year lease expiring February 2003. The Company has sublet approximately 4,742 square feet of the Logan office space to a subtentant under a sublease that expires December 2002. The subtenant has the right to terminate the sublease before the expiration of the term upon 45 days payment and payment of two additional months' rent. The subtenant has notified the Company in March 2002 of its intention to terminate the sublease effective May 15, 2002. In addition, the Company leases approximately 2,850 square feet in Cambridge, Massachusetts under a five-year lease, which expires on January 31, 2005. The Company has entered into a one-year sublease with a subtenant for all of the Cambridge space. That term of the sublease expires September 2002, and the subtenant has an option for one six-month extension.

ITEM 3.    LEGAL PROCEEDINGS.

        The Company has been subject to legal proceedings in the past, and may become involved in new legal proceedings in the future arising out of the ordinary course of business. Additional details concerning legal proceedings can be found in footnote 9 to the consolidated financial statements included in this Annual Report. There are no material legal proceedings pending against the Company at this time.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matter was submitted to a vote of the Company's security holders during the fourth quarter of fiscal 2001.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's Common Stock currently trades on the OTC Bulletin Board maintained by the NASD under the symbol "TGCM". During the period from May 12, 2000 to July 24, 2001 the Common Stock was traded on the Nasdaq National Market. The following table sets forth, for the fiscal period indicated, the high and low closing bid prices for the Common Stock as reported on the Nasdaq National Market or the OTC Bulletin Board. The quotations for the Common Stock traded on the OTC Bulletin Board may reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

	High	Low
Year Ended December 31, 2002
First Quarter to March 15, 2002	$7.75	$0.50
Year Ended December 31, 2001
Fourth Quarter	12.50	6.50
Third Quarter	13.00	6.25
Second Quarter	22.50	8.50
First Quarter	20.25	9.50
Year Ended December 31, 2000
Fourth Quarter	59.50	8.75
Third Quarter	82.75	47.75
Second Quarter	218.75	65.75
First Quarter	278.25	170.25

        At March 15, 2002, there were approximately 400 holders of record of the Company's Common Stock. Based on the number of requests the Company receives for Proxy and Annual Report information, the Company believes that there are a significant number of beneficial owners of its Common Stock whose shares are held in "street name".

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

Overview

        TeraGlobal entered fiscal 2001 with three principal financial objectives: (i) secure additional capital investment to fund its operations, (ii) reduce its capital and operating expense requirements by moving from a service based business model to a software licensing model, and (iii) increase the Company's revenues from operations.

        TeraGlobal entered 2001 with little working capital. It immediately reduced its work force by over 60%, going from 78 employees to 30, to reduce operating expenses. The Company then raised $1.5 million in a private placement of Common Stock to fund its operations. At the end of the second quarter of 2001, the Company completed a $4 million round of financing through the private sale of units consisting of Series A Convertible Preferred Stock and Warrants to purchase Common Stock. The principal investor for that financing was WallerSutton 2000, L.P., an investment fund specializing in telecommunications investments. By December 2001, the Company needed additional capital to continue operations. The Company sold to WallerSutton and two other institutional investors Convertible Promissory Notes and Warrants for an aggregate of $750,000. In all, the Company secured $6 million in capital from financing activities during fiscal 2001. The proceeds from these financing transactions provided substantially all of the Company's capital requirements for 2001.

        The Company also transitioned its business model during 2001 to exclusively software licensing. Prior to 2001, the Company had offered a "service" model. Under the service model, the Company would purchase wholesale broadband, lease collocation facilities, and provision network and desktop equipment. The Company would then act as an Application Service Provider to a customer, providing the network connectivity, equipment, software and support to the customer in exchange for a monthly service fee. The service model is expensive to implement and requires economies of scale to attain operating profits. The Company determined that it lacked adequate capital to viably pursue a service model business, and began to emphasize software licensing during 2000. The Company has now terminated all of its service contracts, and has sold off network and equipment assets related to the service model. Overall, the Company reduced operating expenses from $17,766,398 in 2000 to $8,815,918 in 2001.

        In the third quarter of 2001, the Company rebuilt its direct sales infrastructure, establishing (i) six regional sales managers covering the Northwest, Southwest, Northcentral, Southcentral, Northeast and Southeast portions of the United States, (ii) three regional channel managers for the Western, Central and Eastern portions of the United States, and (iii) a separate sales manager and systems engineer in Washington D.C. for federal government accounts. In addition, the Company continued its indirect channel development securing Value Added Resellers, including GTSI. GTSI is a large reseller and systems integrator primarily for the government market. The Company has worked with GTSI to list TeraMedia® solutions packages on federal purchasing schedules to facilitate sales and fulfillment of orders to the federal government.

        These efforts increased revenues from $389,082 in 2000 to $613,234 in 2001. At the same time, costs of goods sold decreased from $369,862 in 2000 to $224,889 in 2001. Nonetheless, the Company did not achieve its revenue targets for the year. TeraMedia® sales were hindered by the fact that it runs only on the Macintosh OS-9 operating system. Prospective customers were targeted on the basis that they had (i) broadband connectivity, (ii) significant numbers of Macintosh users, and (iii) a need to collaborate with colleagues in a remote or campus environment. Despite this screening the Company found that often prospects that use Macintosh worked in a multi-platform environment, and required a cross- platform solution that would operate with Windows or Unix. Other prospects were transitioning to Apple's newly released OS-X operating system.

        As the Company enters 2002, its financial challenges will once again focus on (i) raising additional capital to finance operations, and (ii) increasing operating revenues. In the first quarter of 2002 the Company has reduced it workforce and taken other measures to reduce its operating expenses. Nonetheless, the Company will require additional capital in 2002 in order to fund operations. The year ended December 31, 2001 proved to be a very tight capital market for the overall economy. Companies associated with telecommunications were particularly hard hit. The Company has been actively seeking capital from a number of sources since the fourth quarter of 2001. However, the Company has no firm commitments for additional capital at this time. It cannot predict either the availability of additional financing, or the terms on which any financing may be available. Securing financial resources to weather the cyclical and intermittent nature of an initial sales cycle will be essential for the Company to survive and to succeed.

        Despite the increase in revenues compared to the prior year, gross revenues for 2001 amounted to only 7% of overall operating expenses. The Company will have to increase its operating revenues to prove the viability of its business and reduce its need for capital investment. The first step in the Company's efforts to increase operating revenues is broadening the addressable market for its products. For that reason, it focused its development efforts for 2001 on developing Session™ to operate on the Windows operating system. The initial version of that product has now been released. The second step will be to increase exposure and sales of Session™ through arrangements with strategic and channel partners.

Results of Operations

        The following table highlights the annual results of operations for the fiscal years 2000 and 2001.

Balance Sheet Data:	December 31, 2000	December 31, 2001
Cash and cash equivalents	$467,383	$133,175
Furniture and equipment, net	1,947,936	845,090
Total assets	4,037,605	1,920,293
Current liabilities	1,907,857	1,230,545
Total shareholders' equity (deficit)	$2,129,749	$(2,331,406)
Statements of Operations Data:	Year ended December 31, 2000	Year ended December 31, 2001
Sales	$389,082	$613,234
Cost of Sales	369,862	224,889
Operating Expenses:
Legal	701,960	368,901
General and administrative	8,108,542	5,412,511
Research and development	3,522,700	1,834,067
Selling	1,584,979	1,200,439
Impairment of long-lived assets	3,848,217	—
Total operating expenses	17,766,398	8,815,918
Loss from operations	(17,747,178)	(8,427,573)
Other income(expenses):
Interest income	283,454	72,548
Interest expense	(60,215)	(688,706)
Other income	256,721	137,491
Total other income (expense)	479,960	(478,667)
Net Loss	$(17,267,218)	$(8,906,240)
Basic loss per share	$(20.25)	$(8.54)
Weighted average common shares outstanding	853,006	1,042,707

        Sales.    The Company's sales were $613,234 in fiscal 2001 compared to $389,082 in 2000, an increase of 58%. Sales in 2001 were comprised primarily of the sale of end user software licenses, augmented by the resale of computer equipment, cameras and microphones incidental to the sale of software licenses. Of the 2000 sales, approximately $230,000 was attributable to collections under service contracts, and $159,000 was attributable to the resale of computer hardware.

        The Company devoted substantial resources to building a direct sales infrastructure in 2001. Despite that investment, sales did not reach anticipated levels. As the Company enters 2002, it has largely eliminated its direct sales team to reduce expenses. Nonetheless, it is looking to substantially increase revenues based on the release of Session™ for Windows, which will be relevant for a much larger target market. In addition, while the Company will have to rely more heavily on indirect sales channels, it is finding a greater number of channel opportunities for the Windows based product. Because the collaboration software industry is newly developing and because of the limited scope of the Company's historical operations, it cannot predict with any degree of certainty the rate of adoption for its products.

        Cost of Sales.    Cost of sales for fiscal 2001 was $224,889 or 37% of sales, compared to $369,862 or 95% of sales for 2000. The cost of sales for fiscal 2001 was principally cost of hardware resold to customers in connection with the sale of software licenses. Conversely, cost of sales for 2000 was primarily associated with costs of purchasing broadband connectivity and depreciation of network and desktop equipment associated with the Company's service model.

        The Company specifically moved away from a service model business in 2001 in order to avoid the high capital requirements associated with network operation and to focus on its core business skills. The Company is continuing to focus on software licensing as its core revenue generating activity in 2002. Incidental resales of hardware in connection with software licenses may add to costs of sales. In addition, the Company may engage in custom development services during 2002. Engineering charges for custom development services would be booked as a cost of goods sold. Ultimately, costs of goods sold in 2002 will depend to a significant degree on the mix or products and services sold during the year.

        General and Administrative.    General and administrative expenses, including legal expenses, were $5,781,412 in 2001, compared to $8,810,502 in 2000, a decrease of 34%. The decrease is attributable to lower payroll levels, reduced rents, and reduced legal expenses and the elimination of non-cash compensation charges. During 2000, the Company employed between 66 to 75 full-time employees. At the outset of 2001, the Company reduced its employee base to 31, and subsequently increased it to as many as 57 full-time employees. In connection with the employment levels in fiscal 2000, the Company secured office space in Logan, Utah as well as Cambridge, Massachusetts. Entering into 2001 the Company closed the Cambridge, Massachusetts office and sublet all of those facilities. It also sublet a majority of the Logan, Utah facility. Legal expenses declined in the period dropping from $701,960 in 2000 to $368,901 in 2001, a decrease of 47%. Non-cash compensation charges attributed to the issuance of stock and options for services rendered were $1,174,498 in fiscal 2000, compared to $229, 310 for 2001.

        During the first quarter of 2002 the Company again found itself in a cash constrained position. The Company reduced its work force to approximately 35 full-time employees. It has taken aggressive steps to continue to reduce General and Administrative expenses, including reducing executive payroll, reducing broadband connectivity charges, and is evaluating subleasing a portion of its San Diego headquarter facilities. The Company plans to operate as efficiently as possible in 2002. Any additional personnel will be added to support additional sales and development activities that are directly tied to revenue production. These actions are likely to reduce general and administrative expenses for 2002 below 2001 levels.

        Selling.    Sales and marketing expenditures for fiscal 2001 were $1,200,439 compared to $1,584,979 in 2000, a decrease of 24%. Payroll related to sales and marketing increased to $962,000 in 2001 compared to $681,000 for fiscal 2000. The increase in sales and marketing payroll was offset by a substantial decrease in marketing, tradeshow and travel related expenses. The Company attended a number of tradeshows in 2000 in connection with the launch of its TeraMedia® product. In 2001, the Company sponsored only one trade show for the year, but participated at a number of tradeshows as a demonstration technology in booths sponsored by its channel partners.

        At the outset of 2002 the Company substantially reduced its sales and marketing payroll. The Company is focusing its sales resources on indirect channel support. At this time, the Company does not anticipate building a sales force in advance of customer demand. Consequently, the Company expects sales and marketing expenses to decline as a percentage of revenues in 2002.

        Research and Development.    Expenses for research and development were $1,834,067 for 2001 compared to $3,522,700 in 2000, a decrease of 48%. As the Company focused its efforts in 2001 on software development, it reduced engineering and development staff associated with hardware engineering and related matters. Salaries for research and development declined from $2,770,505 in 2000 to $1,640,604 in 2001. Costs associated with equipment purchases for research and development declined modestly going from $207,000 in 2000 to $173,000 in 2001.

        Research and development expenses in 2002 are expected to remain consistent with 2001 levels. The Company expects payroll associated with research and development to approximate 2001 levels, and does not anticipate making material equipment purchases to support research and development in 2002.

        Impairment of Long-lived Assets.    The Company did not recognize any impairment of assets charges in 2001. For fiscal 2000 the Company recorded a non-cash charge for $3,848,217 for impairment of long-lived assets. The Company had acquired two companies in 1998, TechnoVision Communications, Inc. and ISG Acquisition LLC, and at the time of the acquisition recognized cost over fair market value of $3,824,091. During fiscal 2000, the Company settled litigation pending against it and its TechnoVision subsidiary in exchange for cash payments aggregating to $1,500,000. This amount was charged to additional goodwill in connection with the TechnoVision acquisition. The Company had been amortizing this goodwill on a five-year schedule, but determined that there was no ongoing goodwill associated with those assets by the end of fiscal 2000.

        Interest Expense.    Interest expense was $688,706 in fiscal 2001, compared to $60,215 in 2000. The interest expense for 2001 was primarily attributed to imputed interest charges incurred in connection three financing transactions involving the sale of units consisting of debt instruments and warrants. In May and June 2001 the Company sold $1.5 million Convertible Promissory Notes and Warrants to investors. In June 2001, the Company sold $4 million in Series A Convertible Preferred Stock and Warrants to investors, including the conversion of the $1.5 million in Convertible Promissory Notes from the May and June 2001 financing. Finally, in December 2001, the Company sold $750,000 in Convertible Promissory Notes and Warrants to investors. In accordance with generally accepted accounting principals, the Company recognized an aggregate of $670,152 in imputed interest expense in connection with these transactions. For additional information on the calculation of the interest charges see the Notes to the Financial Statements included in this Annual Report.

Liquidity and Capital Resources

        As of December 31, 2001 the Company had cash and cash equivalents totaling $133,175 with a working capital deficit of $(692,353), as compared to a cash balance of $467,383, with a working capital deficit of $(498,188) at December 31, 2000.

        For the year ended 2001, net cash used in operating activities was $6,770,899 compared to $11,574,506 in 2000. The decrease in cash used in operating activities was almost entirely associated with reductions in operating expenses. The Company's primary expense is payroll. At times during 2001 the Company had as many as 57 full-time employees. In February 2002, the Company reduced its workforce, eliminating sales and marketing as well as administrative positions. In doing so, it reduced monthly salaries from approximately $450,000 per month to $300,000 per month. The Company has taken additional steps to decrease the cash used by operations from approximately $675,000 per month at the end of 2000 to approximately $450,000 in March 2002. These measures are expected to reduce overall operating expenses in 2002 compared to 2001 and to reduce cash used in operating activities.

        The Company generated $255,184 in connection with investing activities in 2001, including proceeds from the sale of excess equipment, the reduction of a deposit securing the Company's leased facilities, and the repayment of a shareholder loan. Conversely, investing activities consumed $2,317,198 in 2000, including $1,200,000 to settle litigation related to the acquisition of the Company's former TechnoVision subsidiary, and $929,392 for the purchase of furniture and equipment. The Company expects that investing activities in 2002 will produce less cash than in 2001, but will not consume significant capital. The Company does not presently expect to make any material acquisitions during 2002 that would require capital expenditure. It has sold substantially all of its excess equipment associated with the service model as well as higher employment levels. While the Company will make capital expenditures for additional equipment to further research and development initiatives, they are not expected to be material.

        The Company has funded substantially all of its operations to date from financing activities. Net cash provided by financing activities was $6,122,524 for 2001 as compared to $6,448,973 in 2000. The Company expects to need a similar amount of capital in 2002 in order to sustain its operations. Accordingly, it will seek additional debt or equity funding in 2002 to bolster its cash position, provide a reserve against volatility in sales, and accelerate product development efforts.

        The Company began evaluating its financing options in the fourth quarter of 2001. In October 2001, the Company entered into a term sheet with an investment banker to sell $6.6 to $9.9 million of Convertible Promissory Notes and Warrants in a "best efforts" private placement offering that was to take place in January and February 2002 (the "Convertible Note Financing"). In December 2001, the Company entered into agreements to provide financing of up to $2 million through the sale of Convertible Promissory Notes and Warrants (the "Bridge Financing") pending completion of the Convertible Note Financing. The notes issued under the Bridge Financing were to be converted into, or repaid from the proceeds of, the Convertible Note Financing. On December 10, 2001 the Company sold $750,000 of Convertible Promissory Notes and Warrants to certain institutional investors, including WallerSutton 2000, L.P. in the initial financing round under the Bridge Financing. The Convertible Promissory Notes issued in the Bridge Financing are due and payable on June 10, 2002, and their repayment is secured by a first priority lien on all of the Company's assets. The agreements for the Bridge Financing specified that the withdrawal of the investment banker from the Convertible Note Financing would be an event of default under the Bridge Financing.

        The Company has continued to finance its operations through first quarter of 2002 through the sale of an additional $1.7 million of Convertible Promissory Notes to WallerSutton, 2000, L.P. under the Bridge Financing. WallerSutton 2000, L.P. is not obligated to fund the Company's operations and may discontinue that funding at any time. The Company does not have any available financing facility at this time, and no bank or other financial institution has committed to issue the Company any financing at this time. The Company cannot predict the terms of any future financing or their impact on existing stockholders. It is certain, however, that a failure to secure additional financing will render the Company insolvent.

Subsequent Events

        In early January 2002, the Company was notified that the investment banker was withdrawing from the Convertible Note Financing. As a result of the default, the Bridge Financing provided for additional warrants (the "Default Warrants") to be issued to the bridge investors. The Default Warrants vested immediately, are exercisable for $.025 per share of Common Stock, were issued among all of the investors in the Bridge Financing in an aggregate amount that would, upon exercise thereof, provide the investors in the Bridge Financing with 50% ownership of the Company's outstanding Common Stock (including, for purposes of the calculation, all derivative securities convertible into Common Stock at or below 120% of the market price) as of February 1, 2002.

        In February 2002, WallerSutton 2000, L.P. exercised 1,338,482 Default Warrants on a net issue basis for 1,332,503 shares of the Company's Common Stock, effecting a change in control. After giving effect to the exercise of the WallerSutton 2000, L.P. Default Warrants, the Company has approximately 2,376,289 shares of Common Stock and 7,468,661 shares of Series A Convertible Preferred Stock outstanding. WallerSutton 2000, L.P. presently owns 1,332,503 shares or 56% of the outstanding Common Stock and 5,597,016 shares or 75% of the outstanding Series A Convertible Preferred Stock. In addition to the Common Stock and Series A Convertible Preferred Stock, WallerSutton 2000, L.P. purchased in the Bridge Financing: (i) $2,343,858 in Convertible Promissory Notes, which are convertible automatically upon the Company's Next Qualified Financing which raises $6.6 million, of which $878,858 are also convertible at the holder's election at maturity into the Company's Common Stock at the lesser of $5.00 per share or 75% of the 10 day trailing average closing bid price; and (ii) 179,476 Bridge Warrants to purchase Common Stock at exercise prices ranging from $4.625 to $5.00 per share.

        In response to the need for additional capital, the Company has taken several actions designed to give the Company the flexibility to offer securities that will appeal to different types of prospective investors. Each of these activities is aimed to increase the Company's options for, and the likelihood of, a future financing. The Company's Board of Directors and shareholders approved: (1) an amendment to the Company's Certificate of Incorporation to authorize 1,000,000 shares of "blank check" Preferred Stock; (2) an amendment to the Company's Certificate of Incorporation to effect a 1 for 25 reverse split of the Company's issued and outstanding Common Stock; and (3) approval of the formation of a subsidiary corporation, and the authorization to transfer all of the Company's operating assets and certain of its liabilities to the new subsidiary. The authorization of the blank check Preferred Stock and the 1 for 25 reverse stock split was effected on March 15, 2002. All of the per share information contained in this Annual Report has been adjusted to reflect the impact of the reverse split.

        The Company is actively evaluating the formation of an operating subsidiary. The Company would transfer all of its operating assets and liabilities to the subsidiary in exchange for all of the subsidiary's Common Stock. The subsidiary would be formed with the intent to raise additional capital through the sale of the subsidiary's securities to new investors. Based on the tight capital markets experienced in 2001, particularly in the technology and communications markets, the Company is finding few investment banking firms interested in undertaking a financing. The Company believes, based on its size and current state of business development, that it may be more suited to the venture capital markets. The potential investors that the Company has approached in those markets have stated that they would only be interested in investment in a newly capitalized subsidiary entity. Alternatively, the Company will seek the sale of all or substantially all of its assets and the subsidiary entity could be a party to a merger or other sale or consolidation transaction. The Company is taking the steps to form the subsidiary entity to increase its opportunities for securing the capital it requires. The Company does not have a specific agreement in place to secure financing from a venture capital firm at this time.

        Also during the first quarter of 2002, the Company ended its relationship with Mr. Grant Holcomb. Mr. Holcomb served as the Company's Chief Technology Officer and had acted as a member of the Company's Board of Directors from 1998 to 2000. At the time of the separation, Mr. Holcomb owed the Company $236,000 in shareholder loans, plus accumulated interest. In connection with the separation of employment, the Company accepted from Mr. Holcomb: (i) the return of 30,000 shares of outstanding Common Stock, (ii) a cancellation of 24,000 stock options issued to Mr. Holcomb under the Company's 1997 and 1999 Stock Option Plans, (iii) a release of any severance obligations owed to

Mr. Holcomb under his employment agreement, and (iv) a general release of claims, as repayment of the outstanding loan.

Risk Factors That May Effect Operating Results

        The Company has experienced significant operating losses to date.    During the period from the Company's inception on February 7, 1997 through December 31, 2001, the Company incurred operating losses of approximately $44 million. The Company's ability to generate operating income depends upon a number of factors, including the level of sales, the mix of product and services, and the expenses necessary to secure those sales. The Company has not been successful in selling its Apple-based products to date. The Company has secured indications of interest for sales of both its Session™ and its TeraMedia® products and on that basis believes that there is significant demand for its products. However, in order to generate operating revenues the Company will have to be successful in completing sales with adequate profit margin to cover its expenses. No assurances can be given that the Company will be able to effectively sell its products or services or operate profitably.

        The Company will require substantial additional capital to continue as a going concern.    Due to the Company's operating losses and working capital deficiency, Singer Lewak Greenbaum & Goldstein LLP, the Company's auditors, have included an explanatory paragraph in their report to the Company's financial statements for the year ended December 31, 2001, that expresses substantial doubt as to the Company's ability to continue as a going concern. Almost all of the capital that the Company has used in its operations to date has come from the sale of equity securities. To date the Company has not generated significant operating income. The Company will require substantial additional capital to continue operations. The Company does not currently have any arrangements to obtain such capital, and cannot guarantee that additional capital will be available, or, if made available, the terms on which it may be offered. While the Company cannot predict the impact of any future financing round on the Company's existing equityholders, it expects, based on current market conditions, that any such impact will be material.

        The Company operates in a rapidly evolving market with uncertain customer demand.    The market for network-based communications and collaboration products is rapidly evolving. A number of products are introduced in this market each year with different methods for delivering service, and varying levels of performance, quality and price. As is typical in a rapidly evolving industry, customer demand for products is highly uncertain. Customer acceptance and product requirements for this market are still being defined. The Company's success will depend in part upon its ability to identify customer demand, develop products that meet those requirements and convince potential customers that the Company's products satisfy their needs. The Company has not yet achieved significant market penetration, and has yet to establish that a significant customer base will accept the Company's technology and products.

        The Company relies on proprietary technology to protect its competitive position.    The Company competes principally on the basis of its unique software solutions. The Company regards its software as proprietary and relies on a combination of patent, copyright, trademark, and trade secret laws to protect its proprietary rights. The Company has filed a patent on its network topology and certain methodologies relating to delivery of electronic packets across a network infrastructure. The Company anticipates that its activities will also result in a number of additional patent applications and patents. However, no such patents have been issued to date and no assurance can be given that any such patents will be issued. Even if patents are issued, they may not provide significant commercial protection. The Company also requires all employees and contractors to sign Confidentiality Agreements restricting their rights to use the Company's proprietary software. There can be no assurance that these protections will be adequate to protect the Company's intellectual property rights or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technologies.

        The Company could become subject to litigation regarding intellectual property rights, which could harm its business and force it to incur significant costs.    The Company believes that its products, trademarks and other proprietary rights do not infringe on the proprietary rights of third parties. The Company has received an infringement claim related to drawing tools in its whiteboard applications. The Company denies the legitimacy of the claim. Despite the Company's good faith belief that it has not infringed on any intellectual property rights, there is no guaranty that a third party will not assert an infringement claim against the Company in the future with respect to current or future products, trademarks or other Company works. Any such claim or assertion may result in costly litigation, require the Company to redesign or stop selling a particular product, or require the Company to enter into royalty arrangements, resulting in unforeseen expenses.

        The Company's products are complex and may contain product defects.    The Company's software products incorporate a number of sophisticated software programs. Future versions of the products or other products the Company develops may contain undetected errors or "bugs" when introduced or when new versions are released. The Company performs quality assurance testing on its products before their release and intends to conduct similar testing on all new products and releases. Despite such testing, the Company cannot guaranty that all of its new products or releases will be error-free. Any such errors could result in expensive product recalls, damage to the Company's brands, a loss of market share, or failure to achieve market acceptance. Any of these events would have a material adverse effect upon the Company's business, financial condition and results of operations. Defects, integration issues or other performance problems in the Company's products could result in financial or other damages to its customers or could damage market acceptance for the Company's products. The Company's customers could also seek recovery for these damages or losses from the Company. A product liability claim brought against the Company, even if unsuccessful, would likely be time consuming and costly.

        The Company faces strong and increasing competition from a number of other companies that have significantly greater brand recognition and resources.    The market for video conferencing has traditionally been dominated by companies such as Polycom, PictureTel, and Tandberg. During 2001 Polycom increased its market share through the acquisition of PictureTel. In addition to these traditional hardware solutions, both software and service based solutions emerged in 2001. Companies such as IBM's Lotus group have been focused on collaborative software, but in recent years competitors such as Microsoft's Netmeeting and Groove.net have also entered the marketplace. Moreover service providers such as WebEx and Raindance have adopted an ASP model to serve the collaboration and communication space. Many of these competitors have far greater capital, marketing, and other resources than the Company. Those competitors will be able to devote greater resources to the promotion and sale of their products and services. Because of their greater resources, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. The Company cannot provide any assurances that its products will achieve significant market penetration, or will obtain or retain a technological advantage in the market. Similarly the Company cannot guaranty competitors will not develop new or enhanced products that are more effective than the Company's current or future products. Increased competition could force the Company to make material price reductions, impede the Company's ability to obtain or retain market share and could have a material adverse effect on its business, financial condition and results of operations.

ITEM 7.    FINANCIAL STATEMENTS.

TERAGLOBAL COMMUNICATIONS CORP.
AND SUBSIDIARY

CONTENTS

December 31, 2001

Page
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS	F-2
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheet	F-3
Consolidated Statements of Operations	F-4
Consolidated Statements of Comprehensive Loss	F-5
Consolidated Statements of Shareholders' Equity (Deficit)	F-6
Consolidated Statements of Cash Flows	F-7 - F-8
Notes to Consolidated Financial Statements	F-9 - F-24

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
TeraGlobal Communications Corp.

        We have audited the accompanying consolidated balance sheet of TeraGlobal Communications Corp. and subsidiary as of December 31, 2001, and the related consolidated statements of operations, comprehensive loss, shareholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TeraGlobal Communications Corp. and subsidiary as of December 31, 2001, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, during the year ended December 31, 2001, the Company incurred a net loss of $8,906,240, and it had negative cash flows from operations of $6,770,899. In addition, the Company had an accumulated deficit of $44,237,344 as of December 31, 2001. These factors, among others, as discussed in Note 2 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
March 7, 2002

TERAGLOBAL COMMUNICATIONS CORP.
AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

December 31, 2001

ASSETS
Current assets
Cash and cash equivalents	$133,175
Accounts receivable	30,925
Note receivable—related party	236,095
Prepaid expenses and other current assets	137,997

Total current assets	538,192
Property and equipment, net	845,090
Deposits	537,011

Total assets	$1,920,293

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
Accounts payable	$570,843
Short-term loans	62,790
Accrued expenses	196,965
Accrued severance pay	58,502
Accrued interest on convertible promissory note	6,473
Accrued vacation	118,779
Convertible promissory notes, net of discount of $533,807	216,193

Total current liabilities	1,230,545

Commitments and contingencies
Series A redeemable, convertible preferred stock, $0.001 par value
13,000,000 shares authorized
7,468,661 shares issued and outstanding ($12.75 liquidation preference per share, dividends of $200,160 in arrears)	3,021,154

Shareholders' deficit
Common stock, $0.001 par value
200,000,000 shares authorized
1,076,279 shares issued and outstanding	1,077
Additional paid-in capital	41,857,059
Accumulated other comprehensive income	47,802
Accumulated deficit	(44,237,344)

Total shareholders' deficit	(2,331,406)

Total liabilities and shareholders' deficit	$1,920,293

The accompanying notes are an integral part of these financial statements.

TERAGLOBAL COMMUNICATIONS CORP.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31,

	2001	2000
Net sales	$613,234	$389,082
Cost of sales	224,889	369,862

Gross profit	388,345	19,220

Operating expenses
Legal	368,901	701,960
General and administrative	5,412,511	8,108,542
Selling	1,200,439	1,584,979
Research and development	1,834,067	3,522,700
Impairment of long-lived assets	—	3,848,217

Total operating expenses	8,815,918	17,766,398

Loss from operations	(8,427,573)	(17,747,178)

Other income (expense)
Interest income	72,548	283,454
Interest expense	(688,706)	(60,215)
Other income	137,491	256,721

Total other income (expense)	(478,667)	479,960

Net loss	$(8,906,240)	$(17,267,218)

Basic and diluted loss per share	$(8.54)	$(20.25)

Weighted-average shares outstanding	1,042,707	853,006

The accompanying notes are an integral part of these financial statements.

TERAGLOBAL COMMUNICATIONS CORP.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the Years Ended December 31,

	2001	2000
Net loss	$(8,906,240)	$(17,267,218)
Other comprehensive income, net of tax
Foreign currency translation adjustment	58,983	17,078

Comprehensive loss	$(8,847,257)	$(17,250,140)

The accompanying notes are an integral part of these financial statements.

TERAGLOBAL COMMUNICATIONS CORP.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

For the Years Ended December 31,

	Common Stock				Accumulated Other Comprehensive Income (Loss)
				Additional Paid-In Capital			Accumulated Deficit
	Shares	Amount							Total
Balance, December 31, 1999	788,045		$788	$28,819,432		$(28,259)		$(18,063,886)	$10,728,075
Common stock issued for
Cash in private placement	106,603		107	5,861,733					5,861,840
Warrants in private placement				1,467,127					1,467,127
Offering costs in private placement				(593,753)					(593,753)
Warrants issued for offering costs in private placement				117,370					117,370
Acquisition of common shares of TechnoVision Communications, Inc.	740		1	18,500					18,501
Exercise of stock options	7,689		8	306,224					306,232
Services rendered	5,200		5	1,061,992					1,061,997
Options issued for services rendered				112,500					112,500
Change in cumulative foreign currency translation adjustment						17,078			17,078
Contributed capital arising from litigation settlement				300,000					300,000
Net loss								(17,267,218)	(17,267,218)

Balance, December 31, 2000	908,277		909	37,471,125		(11,181)		(35,331,104)	2,129,749
Common stock issued for
Cash in private placement	120,600		121	1,507,379					1,507,500
Acquisition of common shares of TechnoVision Communications, Inc.	80		—	2,000					2,000
Exercise of stock options	28		—	392					392
Extinguishment of debt	46,294		46	578,634					578,680
Litigation settlement	1,000		1	15,624					15,625
Options issued for services rendered		$		$227,310	$		$		$227,310
Offering costs for private placement				(6,500)					(6,500)
Interest charges on fixed conversion features				2,061,095					2,061,095
Change in cumulative foreign currency translation adjustment						58,983			58,983
Net loss								(8,906,240)	(8,906,240)

Balance, December 31, 2001	1,076,279		$1,077	$41,857,059		$47,802		$(44,237,344)	$(2,331,406)

The accompanying notes are an integral part of these financial statements.

TERAGLOBAL COMMUNICATIONS CORP.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,

	2001	2000
Cash flows from operating activities
Net loss	$(8,906,240)	$(17,267,218)
Adjustments to reconcile net loss to net cash used in operating activities
Gain on settlement of note receivable—related party	39,202	—
Depreciation	1,019,444	1,203,721
Loss on sale of property and equipment	73,813	—
Loss on impairment of long-lived assets	—	3,848,217
Stock issued for services rendered	2,000	1,061,998
Options issued for services rendered	227,310	112,500
Issuance of common stock for legal settlement	15,625	—
Interest charges on fixed conversion features	670,242	—
(Increase) decrease in
Accounts receivable	86,618	90,572
Inventory	186,071	(14,132)
Prepaid expenses and other current assets	122,773	13,741
Increase (decrease) in
Accounts payable	(298,945)	(893,702)
Accrued expenses	128,669	9,151
Accrued severance pay	(120,377)	178,879
Accrued interest on convertible promissory note	14,672	55,814
Accrued vacation	(31,776)	25,953

Net cash used in operating activities	(6,770,899)	(11,574,506)

Cash flows from investing activities
Proceeds from (purchase of) certificate of deposit	142,989	(180,000)
Proceeds from (payments on) notes receivable—related party	102,604	(7,806)
Proceeds from sale of property and equipment	110,845	—
Purchase of property and equipment	(101,254)	(929,392)
Additional cost of TechnoVision Communications, Inc. acquisition arising from settlement of litigation	—	(1,200,000)

Net cash provided by (used in) investing activities	255,184	(2,317,198)

Cash flows from financing activities
Payments on short-term loans	$(3,868)	$(1,207)
Proceeds from convertible preferred stock, net of fees	2,375,000	—
Proceeds from exercise of stock options	392	306,232
Proceeds from common stock	1,501,000	5,861,840
Proceeds from warrants issued in conjunction with common stock	—	1,467,127
Payments as offering costs in private placement	—	(476,383)
Proceeds from convertible promissory notes	2,250,000	—
Payments on capital lease obligations	—	(708,636)

Net cash provided by financing activities	6,122,524	6,448,973

Cumulative translation adjustment	58,983	17,078

Net decrease in cash and cash equivalents	(334,208)	(7,425,653)
Cash and cash equivalents, beginning of year	467,383	7,893,036

Cash and cash equivalents, end of year	$133,175	$467,383

Supplemental schedule of non-cash investing and financing activities

        During the year ended December 31, 2001, the Company:

  •
  converted a promissory note for $475,000 and accumulated interest of $103,680 into 46,294 shares of the Company's common stock and warrants to purchase 4,800 shares of common stock exercisable at $15 per share.

  •
  converted $1,500,000 of convertible promissory notes plus accrued interest of $3,200 into 2,804,481 shares of Series A convertible preferred stock and warrants to purchase 39,000, 9,000, and 9,000 shares of common stock exercisable at $13.40, $25, and $37.50 per share, respectively.

  •
  issued 80 shares of common stock valued at $2,000 as payment for the acquisition of additional shares of TechnoVision Communications, Inc. These shares were tendered pursuant to the Company's exchange offer, which was consummated on August 10, 1998; however, due to an administrative error, the Company's shares were never issued at the time of the exchange offer.

        During the year ended December 31, 2000, the Company:

  •
  issued 740 shares of common stock valued at $18,501 as payment for the acquisition of additional shares of TechnoVision Communications, Inc. These shares were tendered pursuant the Company's exchange offer, which was consummated on August 10, 1998; however, due to an administrative error, the Company's shares were never issued at the time of the exchange offer.

  •
  issued 5,200 shares of common stock for services rendered by employees valued at $1,061,997.

  •
  recorded $300,000 as contributed capital in connection with the settlement of a legal claim.

  The accompanying notes are an integral part of these financial statements.

NOTE 1—DESCRIPTION OF BUSINESS

  General

        TeraGlobal Communications Corp. ("TeraGlobal") (a Delaware corporation) and subsidiary (collectively, the "Company") are engaged in the development of communications productivity solutions and multimedia (voice, video, image, and data) collaboration systems. Effective September 17, 1998, the Company's name was changed from Video Stream International, Inc. to TeraGlobal Communications Corp.

  Acquisitions

        During 1998, the Company commenced an exchange offer for the outstanding shares of common stock of TechnoVision Communications, Inc. ("TechnoVision"), a Georgia company. As of December 31, 1998, shareholders had tendered to the Company approximately 99% of the total issued and outstanding common shares of TechnoVision. In connection with the exchange offer, during the years ended December 31, 2001 and 2000, the Company issued an additional 80 shares and 740 shares of the Company's common stock, respectively, valued at $25 per share to purchase additional shares of TechnoVision.

        On August 25, 2000, the Company entered into a negotiated agreement to settle material litigation pending against it and TechnoVision. Under the terms of this agreement, the Company placed into escrow $1,200,000 for disbursement to the plaintiff shareholders. An agreement was also entered into on August 25, 2000, whereby a further $300,000 was deemed payable to the plaintiffs by two other co-defendants in the claim. Subsequently, the Company recorded the total settlement of $1,500,000 as an addition to the original acquisition cost of TechnoVision.

        As of December 31, 2000, the Company conducted an analysis of the additional acquisition costs incurred during the year in addition to the acquisition costs brought forward relating to TechnoVision and determined that they did not have any future value. Therefore, the Company has expensed all costs relating to TechnoVision that were recorded as assets on the balance sheet at the year ended December 31, 2000.

  Dissolutions

        In February 2001, TechnoVision Communications, Inc. was dissolved, and its net assets were transferred to TeraGlobal as of this date.

        In April 2001, ATI Access Technologies, Inc., a Company acquired by TeraGlobal on December 11, 1997, was dissolved, and its net assets were transferred to TeraGlobal as of this date.

        In November 2001, TeraGlobal Communications (Canada) Corporation, a Company acquired by TeraGlobal on October 31, 1997, was dissolved, and its net assets were transferred to TeraGlobal as of this date.

NOTE 2—GOING CONCERN

        The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, during the year ended December 31, 2001, the Company incurred a net loss of $8,906,240, and it had negative cash flows from operations of $6,770,899. In addition, the Company had an accumulated deficit of $44,237,344 as of December 31, 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern.

        Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. Successful completion of the Company's development program and its transition to the attainment of profitable operations is dependent upon the Company achieving a level of sales adequate to support the Company's cost structure. In addition, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements and the success of its plans to develop and sell its products. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

        The consolidated financial statements include the accounts of TeraGlobal and its wholly owned subsidiary, TGC Acquisition, Inc. All inter-company accounts and transactions have been eliminated.

  Revenue Recognition

        The Company recognizes revenues in accordance with the provisions of the American Institute of Certified Public Accountants' Statement of Position 97-2, "Software Revenue Recognition." The Company licenses its software products under nonexclusive, nontransferable license agreements. For those agreements that require modest or no significant production, modification, or customization, revenue is recognized when a license agreement has been signed, delivery, installation, and acceptance of the software product has occurred, the related fee is fixed or determinable, and collectibility is probable. For software arrangements that require significant production, modification, or customization, the entire arrangement is accounted for in conformity with Accounting Research Bulletin No. 45, "Long-term Construction-Type Contracts," using the relevant guidance Statement of Position 81-1, "Accounting for Performance of Construction-Type Contracts and Certain Production-Type Contracts."

        Incidental to the licensing of software, the Company enters into software maintenance and service agreements and acts as a reseller for third party hardware. Under the software maintenance and service agreements, the fee is collected under a one-year contract, and revenue is deferred and recognized ratably over the contract period. Under the reseller arrangements, the Company recognizes revenue upon installation and acceptance of the hardware.

        In December 1999, Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," was issued. SAB No. 101 provides the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues, including software revenue recognition. The Company adopted SAB No. 101 in the fourth quarter of year ended December 31, 2000. Management does not expect the adoption of SAB No. 101 will have a material effect on the Company's financial position or results of operations.

  Cash and Cash Equivalents

        For purposes of the statements of cash flows, the Company considers all investments purchased with original maturities of three months or less to be cash equivalents.

  Property and Equipment

        Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over an estimated useful life of five years. Betterments, renewals, and extraordinary repairs that extend the life of the asset are capitalized; other repairs and maintenance charges are expensed as incurred. The cost and related accumulated depreciation applicable to assets retired are removed from the Company's accounts, and the gain or loss on dispositions, if any, is recognized in the statement of operations.

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

  Minority Interest

        The accompanying consolidated balance sheet as of December 31, 2001 does not reflect a minority interest liability as TechnoVision was dissolved in February 2001. The accompanying consolidated statement of operations for the year ended December 31, 2000 does not reflect the minority interest's share of TechnoVision's losses for that period as the related accrual would result in the Company's recording of a minority interest receivable.

  Fair Value of Financial Instruments

        The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, notes receivable—related party, accounts payable, and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amount shown for short-term loans also approximates fair value because current interest rates offered to the Company for short-term loans of similar maturities are substantially the same or the difference is immaterial.

  Stock Split

        On March 15, 2002, the Company effected a one-for-25 reverse split of its common stock. All share and per share data have been retroactively restated to reflect this reverse stock split.

  Stock Options

        During 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation," which defines a fair value based method of accounting for stock-based compensation. However, SFAS No. 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net loss and loss per share as if the fair value method of accounting defined in SFAS No. 123 had been applied. The Company has elected to account for its stock-based compensation to employees under APB 25.

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

        The following potential common shares have been excluded from the computation of diluted net loss per share for all periods presented because the effect would have been anti-dilutive:

	For the Year Ended December 31,
	2001	2000
Options outstanding under the Company's stock option plans	136,010	82,094
Options granted outside the Company's stock option plans	8,400	8,400
Warrants issued in conjunction with the sale of common stock	53,302	53,302
Warrants issued as offering costs for a private placement	4,264	4,264
Warrants issued as a forbearance on the repayment of a convertible promissory note	400	400
Convertible promissory notes	150,000	4,750
Warrants issued in conjunction with the conversion of a convertible promissory note	4,800	4,800
Warrants issued with convertible promissory notes	563,523	—
Redeemable convertible preferred stock	298,746	—
Warrants issued with redeemable convertible preferred stock	151,990	—

  Comprehensive Income

        The Company utilizes SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net loss, include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on available-for-sale securities. Total comprehensive income is presented in the statements of comprehensive income.

  Estimates

        The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

        Four customers accounted for 24%, 13%, 13%, and 12% of the Company's net sales for the year ended December 31, 2001. At December 31, 2001, there were not any accounts receivable due from these customers.

        Three customers accounted for 36%, 23%, and 23% of the Company's net sales for the year ended December 31, 2000. At December 31, 2000, amounts due from these customers were 78%, 0%, and 0% of accounts receivable.

        Three vendors accounted for 35%, 25%, and 17% of the Company's cost of sales for the year ended December 31, 2000.

  Recently Issued Accounting Pronouncements

        In June 2001, the FASB issued SFAS No. 141, "Business Combinations." This statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Pre-Acquisition Contingencies of Purchased Enterprises." All business combinations in the scope of this statement are to be accounted for using one method, the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method for those business combinations is prohibited. This statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. The Company does not expect adoption of SFAS No. 141 to have a material impact, if any, on its financial position or results of operations.

        In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. It is effective for fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been issued previously. The Company does not expect adoption of SFAS No. 142 to have a material impact, if any, on its financial position or results of operations.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of long-lived assets, except for certain obligations of lessees. The Company does not expect adoption of SFAS No. 143 to have a material impact, if any, on its financial position or results of operations.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business, and amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company does not expect adoption of SFAS No. 144 to have a material impact, if any, on its financial position or results of operations.

NOTE 4—NOTE RECEIVABLE—RELATED PARTY

        The note is from a current officer/director of the Company. The note is due upon demand, bears interest at the minimum federal rate (5.71% at December 31, 2001), and is unsecured.

        On January 31, 2002, the holder of the related party note receivable resigned his position as Chief Technology Officer. In accordance with his executive severance agreement, in February 2002, the holder repaid the note receivable in full by transferring his ownership of 30,000 shares of the Company's common stock back to the Company and the Company cancelled options held by the holder to acquire 24,000 shares of the Company's common stock.

NOTE 5—PROPERTY AND EQUIPMENT

        Property and equipment at December 31, 2001 consisted of the following:

Furniture and fixtures	$446,635
Office equipment	1,078,967
Computers and software	2,322,568
TeraMedia Networks	145,409

3,993,579
Less accumulated depreciation	3,148,489

Total	$845,090

        Depreciation expense for the years ended December 31, 2001 and 2000 was $1,019,444 and $1,203,721, respectively.

NOTE 6—DEPOSITS

        During the year ended December 31, 1999, the Company entered into a standby letter of credit agreement with a bank for $500,000, which bears interest at the prime rate (4.75% at December 31, 2001) and matures in June 2004. This credit agreement was used as collateral for the lease of the office space at the Company's headquarters in San Diego, California. During the year ended December 31, 2001, $113,000 of the funds under this standby letter of credit agreement were released. The balance held under this standby letter of credit agreement at December 31, 2001 amounted to $387,000.

        During the year ended December 31, 2000, the Company placed $180,000 into a long-term certificate of deposit, which bears interest at the prime rate. The certificate of deposit was used as collateral for the Company's corporate credit card program. During the year ended December 31, 2001, $33,912 of this balance held was released. Amounts held under this certificate of deposit at December 31, 2001 amounted to $146,088.

NOTE 7—SHORT-TERM LOANS

        Principal is due on demand and is unsecured. The amount does not accrue interest.

NOTE 8—CONVERTIBLE PROMISSORY NOTES

  September 1998

        In September 1998, the Company entered into an unsecured convertible promissory note for $475,000. The note incurred interest at 9% per annum and was convertible upon issuance into shares of the Company's common stock at $100 per share. The principal was due on November 30, 2000, and interest was due annually.

        On November 30, 2000, the holder of the promissory note received a warrant to purchase 400 shares of the Company's common stock at $25 per share as a forbearance on the repayment of the convertible promissory note. The warrants vest immediately and have a term of two years. The value of the 400 warrants was calculated at $3,336 using the Black-Scholes option pricing model. None of these warrants had been exercised at December 31, 2001.

        On January 30, 2001, the Company entered into agreement, whereby the principal amount of the promissory note of $475,000 and accumulated interest of $103,680 were converted into 46,294 shares of the Company's common stock and 4,800 warrants to purchase shares of common stock at a price of $15 per share for a period of two years.

  May and June 2001

        In a series of transactions taking place in May and June 2001, the Company received $1,500,000 in exchange for convertible promissory notes and warrants from a group of accredited investors, including certain members of the Company's Board of Directors. No sales commissions or underwriting discounts were paid in connection with the offering. The convertible promissory notes bore interest at 8% per annum and matured in July 2003 unless the Company completed an equity financing prior to the maturity date. The convertible promissory notes were to be automatically converted into the Company's next equity financing in excess of $2,000,000 using a conversion price equal to the per share price in the Company's next equity financing. The convertible promissory notes were converted into convertible preferred stock and warrants as part of the Company's issuance of convertible preferred stock and warrants on June 28, 2001.

        In accordance with generally accepted accounting principles, the difference between the conversion price and the Company's stock price on the date of issuance of the notes is considered to be interest expense. It is to be recognized in the statement of operations during the period from the issuance of the debt to the time at which the debt first becomes convertible. In connection with the issuance of the notes, the Company recorded a debt discount of $130,784. As a result of the conversion of the notes on June 28, 2001, the discount was recognized as interest expense in the statement of operations for the year ended December 31, 2001.

        The number of warrants issued with the convertible promissory notes was calculated as 59,970 and was based on the price per share in the Company's next equity financing. Each warrant entitles the holder to purchase one share of the Company's common stock at a price equal to the Company's next equity financing, or $13.40 per share. The warrants vested immediately and expire on June 30, 2007. The Company allocates the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants as a debt discount was calculated at $261,895 using the Black-Scholes option-pricing model and will be recognized as interest expense over the period until the notes mature or are converted. As a result of conversion of the notes on June 28, 2001, the discount was recognized as interest expense in the statement of operations for the year ended December 31, 2001. None of these warrants had been exercised at December 31, 2001.

  December 10, 2001

        On December 10, 2001, the Company received $750,000 in exchange for three unsecured convertible promissory notes and warrants. Unless the notes are converted, the convertible promissory notes mature at the earlier of June 10 2002, the consummation of a corporate transaction, or in an event of default, as defined in the terms of the note agreements. The notes bear interest at 15% per annum, which is payable at maturity. The notes automatically convert into the securities issued in the next round of qualified financing if the gross proceeds received from the next round of qualified financing exceeds $6,600,000 at a conversion rate equal to the offering price in the future round of financing.

        However, if the gross proceeds received from the next round of qualified financing exceed $9,900,000, the holder has the right to convert the notes into either cash or the securities issued in the next round of qualified financing, with the amount to be received in cash not to exceed the amount by which the gross proceeds received from the next round of qualified financing exceed $9,900,000. At maturity, the holder has the right to be paid in either cash or shares of the Company's common stock. The shares issued at maturity will be at a rate equal to the lesser of $5 per share or 75% of the average closing bid price per share of the Company's common stock for the 10 business days prior to the maturity date. The notes are secured by a first priority lien on all of the Company's assets. An event of default occurred on January 6, 2002; however, the note holders waived the default under the note agreement.

        In accordance with generally accepted accounting principles, the difference between the conversion price and the Company's stock price on the date of issuance of the notes is considered to be interest expense. It will be recognized in the statement of operations during the period from the issuance of the debt to the time at which the debt first becomes convertible.

        Each convertible promissory note holder was also issued two types of warrants, bridge warrants and default warrants. The exercise price for the 149,946 bridge warrants issued is the lower of $5 per share or 75% of the average closing bid price per share of common stock for the 10 days prior to the issuance date of the warrants, or $5. The warrants vest immediately and expire on December 10, 2004. None of these warrants had been exercised at December 31, 2001.

        The number of default warrants to be issued is the holder's percentage share, as defined in the warrant agreement, of a percentage of the outstanding shares of the Company's common stock on the "application date" (the earlier of February 1, 2002 or the Final Funding Date), including all the common stock equivalents that are exercisable at the market price on the application date, or at an exercise price up to 20% above the market price on the application date, and including all the shares of common stock that would be issuable if all the outstanding default warrants had been exercised.

        The number of default warrants issued will be 25% of the outstanding shares on the application date if the proceeds from the next round of qualified financing are more than $250,000 and will be 50% of the outstanding shares on the application date if the proceeds from the next round of qualified financing are more than $1,000,000. Vesting is to occur at the earlier of June 1, 2002 or an event of default under the related convertible promissory note. An event of default under the related convertible promissory notes occurred on January 6, 2002, and as a result, a total of 459,442 default warrants were issued. The warrants have an exercise price of $0.025 per share, vest immediately, and expire on December 10, 2004. None of these warrants had been exercised at December 31, 2001.

        The Company allocates the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the bridge and default warrants as a debt discount was calculated at $640,658 using the Black-Scholes option-pricing model and will be recognized as interest expense over the period until the notes mature or are converted. The Company recognized interest expense of $106,761 during the year ended December 31, 2001 related to the amortization of the debt discount.

NOTE 9—COMMITMENTS AND CONTINGENCIES

  Leases

        The Company leases its offices and facilities through various leases expiring through December 2005. Future minimum lease payments under non-cancelable operating leases as of December 31, 2001 were as follows:

Year Ending December 31,
2002	$599,032
2003	559,658
2004	492,782
2005	78,372

Total	$1,729,844

        The Company has sublet its office space in Logan, Utah under a sublease that expires in December 2002. The sub-lessor has the right to terminate the sublease before the expiration of the term upon 45 days' payment and payment of two additional months' rent. The sub-lessor has notified the Company in March 2002 of its intention to terminate the sublease effective May 15, 2002. The Company has also entered into a one-year sublease for all of its office space in Cambridge, Massachusetts. The term of this sublease expires September 2002, and the subtenant has an option for one six-month extension. The Company is liable to the lessor if the sub-lessors default on these payments; therefore, the payments have been included in the Company's schedule of future lease payments.

        Rent expense was $597,391 and $626,343 for the years ended December 31, 2001 and 2000, respectively.

  Employment Agreements

        The Company has entered into employment agreements with certain key officers of the Company, expiring at various dates between March 2002 and January 2003. Future minimum payments under these agreements at December 31, 2001 were as follows:

Year Ending December 31,
2002	$316,836
2003	18,750

Total	$335,586

  Litigation

        The Company was among the defendants in a class action civil litigation styled Norinne Lam & Clifton Kees et al. v. Video Stream International, Inc. et al. That litigation arose out of a securities offering conducted by Grey Venture Capital, Inc. on behalf of the Company's TechnoVision Communications, Inc. subsidiary prior to its acquisition by the Company. The suit was brought against Grey Venture Capital, Inc., TechnoVision Communications, and the Company and certain officers and directors of each. The Company voluntarily settled all civil claims in connection with the litigation in August 2000, and that lawsuit was dismissed. In addition, the Company sued Grey Venture Capital, Inc. and received a negotiated settlement in connection with that litigation. For additional information concerning the litigation, see the Company's annual reports on form 10-KSB for the years ended December 31, 2000 and 1999.

        The Company is aware of a pending investigation by the criminal division of the United States Attorney's office, which likely concerns Grey Venture Capital, Inc.'s offering of TechnoVision Communications, Inc.'s securities. The Company has and will continue to fully cooperate with and support the United States Attorney's investigation. The Company cannot say at this time whether it is a subject of the investigation or what liabilities it may incur, if any, in connection with the investigation.

NOTE 10—SERIES A, REDEEMABLE, CONVERTIBLE, PREFERRED STOCK

        Effective June 28, 2001, the Company issued 4,664,180 shares of Series A convertible preferred stock and warrants to purchase 94,990 shares of common stock to an institutional investor for proceeds of $2,375,000, net of $125,000 in fees. Of the $2,375,000, $403,530 has been allocated to the issuance of the warrants. Of the 94,990 warrants, 64,994 are exercisable at $13.40 per share, 14,998 at $25 per share, and 14,998 at $37.50 per share. The warrants vest immediately and expire on June 30, 2007.

        In addition, as a result of this preferred stock issuance, the convertible promissory notes from the May and June financing, plus accrued interest of $3,200 on the notes, were converted into 2,804,481 shares of Series A convertible preferred stock and warrants to purchase 39,000, 9,000, and 9,000 shares of common stock exercisable at $13.40, $25, and $37.50 per share, respectively. Of the $1,500,000 converted in the May and June financing, $241,708 was allocated to the issuance of the warrants. The warrants vest immediately and expire on June 30, 2007.

        The Series A convertible preferred stock is entitled to cumulative dividends payable in cash at a rate of 10% per annum, which accrue until paid and are compounded semi-annually. It is redeemable at the election of the holders of a majority of shares of the Series A preferred stock, commencing on the third anniversary of the closing of the transaction, at a rate of $12.75 per share, and has a liquidation preference of $12.75 per share. Each share of Series A convertible preferred stock is convertible into one fully paid share of the Company's common stock, subject to anti-dilution, at any time at the holders discretion. After the fifth anniversary of the closing, the Series A preferred stock will automatically convert into common stock or when the closing bid price for the Company's common stock exceeds $10 per share for 20 consecutive trading days.

        In accordance with generally accepted accounting principles, the difference between the conversion price and the Company's stock price on the date of issuance of the convertible preferred stock is considered to be interest expense. It is to be recognized in the statement of operations during the period from the issuance of the convertible preferred stock to the time at which the convertible preferred stock first becomes redeemable, or June 28, 2004. In connection with the issuance of the convertible preferred stock, the Company recorded a debt discount of $379,569 and recognized interest expense of $63,262 during the year ended December 31, 2001 related to the amortization of the debt discount

        The Company allocates the proceeds received from debt, convertible debt, or convertible preferred stock with detachable warrants as a debt discount. During the year ended December 31, 2001, a discount of $645,235 was calculated using the Black-Scholes option pricing model and will be recognized as interest expense over the period until the notes mature or become redeemable. The Company recognized interest expense of $107,540 during the year ended December 31, 2001 related to the amortization of the debt amount.

NOTE 11—SHAREHOLDERS' DEFICIT

  Preferred Stock

        The Company had 1,000,000 authorized shares of preferred stock with a $1 par value. The preferred stock could be issued in series, from time to time, with such designations, rights, preferences, and limitations as the Board of Directors may determine by resolution. On June 28, 2001, as part of the issuance of the Series A, redeemable, convertible, preferred stock, the Board of Directors rescinded the authorization of the 1,000,000 shares of $1 par value preferred stock authorized.

        On March 15, 2002, in conjunction with the 1-for-25 reverse stock split, the Board of Directors authorized 1,000,000 shares of $0.001 par value, "blank check" preferred stock.

  Common Stock

        During the year ended December 31, 2001, the Company completed the following transactions:

  •
  Converted a total of $578,680 relating to convertible promissory notes into common stock. The Company had $475,000 in principal and $103,680 in interest outstanding, all of which were exchanged for an aggregate of 46,294 shares of common stock and 4,800 warrants to purchase shares of common stock at a price of $15 per share for a period of two years. No expense has been recorded in connection with the issuance of the warrants as management considers the effect on the financial statements to be immaterial. None of these warrants were converted during the year ended December 31, 2001.

  •
  Sold 120,600 shares of common stock in a private placement, receiving $1,500,000, net of offering costs of $6,500.

  •
  Issued 1,000 shares of common stock valued at $15,625 pursuant to the settlement of certain litigation against the Company.

  •
  Issued 80 shares of common stock valued at $2,000 as payment for the acquisition of additional shares of TechnoVision. The TechnoVision shares were tendered pursuant to the Company's exchange offer, which was consummated on August 10, 1998; however, due to an administrative error, the shares were never issued at the time of the exchange offer.

        During the year ended December 31, 2000, the Company completed the following transactions:

  •
  Issued 106,603 units for proceeds of $6,735,214, net of offering costs of $593,753. Each unit sold for $41.25 and consisted of one share of common stock and one warrant conferring to the holder the right to purchase an additional one-half share of common stock at $100 per share. The warrants expire on December 23, 2001 and are redeemable for $0.25 per warrant by the Company in the event that the Company's common stock trades at a price in excess of $7 per share for 20 consecutive trading days. Using the Black-Scholes pricing model, the warrants were valued at $1,467,127.

    The offering costs consisted of cash of 6.5% of the proceeds, or $476,373, and warrants for 4% of the units sold, or 4,264 warrants. The warrants have an exercise price of 120% of the offering price of the units, or $82.50, vest immediately, and expire three years from the date of issuance. The warrants were valued at $117,380 using the Black-Scholes option pricing model.

  •
  Issued 740 shares of common stock to purchase additional shares of TechnoVision.

  •
  Received $306,232 as payment upon the exercise of stock options for 7,689 shares of common stock.

  •
  Issued 5,200 shares of common stock as payment for services rendered valued at $1,061,997.

  •
  Received $300,000 of contributed capital arising from a litigation settlement.

  Stock Options

        During the year ended December 31, 1999, the Company granted 8,400 non-qualified stock options to four individuals for advisory services to be rendered over the next three to four years. The options vest 25% upon grant and 25% each over the next three years. Since no dollar amount was agreed upon for the services to be rendered, the options were valued using the Black-Scholes option pricing model. Since there is not a market for the Company's options and the options are not freely tradable, the value arrived at using the pricing model was discounted by 25%. In addition, expense was recorded only for those options that were vested. Compensation expense of $333,500 and $112,500 was recorded by the Company during the years ended December 31, 2001 and 2000, respectively, for the vested portion of these options. These options are excluded from the valuation calculated below.

        The Company adopted the 1997 Stock Option Plan (the "1997 Plan") during November 1997 and amended it in September 1998. Under the terms of the 1997 Plan, the aggregate number of shares that may be issued pursuant to the exercise of options granted initially will not exceed 1,500,000. Options are not considered to be granted until an option agreement is executed. Non-qualified options may be issued at a price less than, equal to, or greater than the fair market value of the common stock on the grant date. Incentive stock options must be issued at a price not less than 100% of the fair market value of the common stock on the grant date. Non-qualified and incentive stock options vest over various periods as determined by the Company for each grant, ranging for zero to five years, and expire up to 10 years from the grant date.

        In February 1999, the Company adopted the 1999 Stock Option Plan (the "1999 Plan"). Under the terms of the 1999 Plan, the aggregate number of shares that may be issued pursuant to the exercise of options initially granted will not exceed 1,500,000. All other terms and conditions of the 1999 Plan are the same as the 1997 Plan.

        The following summarizes the stock options transactions under the stock option plans:

	Stock Options Outstanding	Weighted-Average Exercise Price
Outstanding, December 31, 1999	105,424	$139.25
Granted	23,858	$138.00
Forfeited	(38,263)	$171.50
Exercised	(7,689)	$39.75

Outstanding, December 31, 2000	83,330	$133.25
Granted	79,024	$13.75
Forfeited	(26,316)	$137.00
Exercised	(28)	$14.00

Outstanding, December 31, 2001	136,010	$76.25

Exercisable, December 31, 2001	58,944	$136.25

        The weighted-average remaining contractual life of the options outstanding at December 31, 2001 is 9.32 years.

        The exercise prices for the options outstanding at December 31, 2001 ranged from $6.75 to $415.50, and information relating to these options is as follows:

Range of Exercise Prices	Stock Options Outstanding	Stock Options Exercisable	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price of Options Outstanding	Weighted-Average Exercise Price of Options Exercisable
$6.75-100.00	98,892	27,169	8.7 years	$20.25	$31.75
$100.01-200.00	4,080	2,636	7.9 years	$166.75	$161.50
$200.01-300.00	31,938	28,489	7.3 years	$227.50	$227.50
$300.01-415.50	1,100	650	7.5 years	$398.25	$399.00

	136,010	58,944

        The Company has adopted only the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." It applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock and options issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under its plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the years ended December 31, 2001 and 2000:

	2001	2000
Net loss
As reported	$(8,906,240)	$(17,267,218)
Pro forma	$(9,490,976)	$(17,785,006)
Basic loss per common share
As reported	$(8.54)	$(20.25)
Pro forma	$(9.10)	$(20.75)

        The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 2001 and 2000: dividend yields of 0% and 0%, respectively; expected volatility of 138% and 100%, respectively; risk-free interest rates of 4.1% and 6%, respectively; and expected lives of 3.2 and four years, respectively. The weighted-average fair value of options granted during the years ended December 31, 2001 and 2000 was $10.75 and $99.25, respectively.

        For options granted during the years ended December 31, 2001 and 2000 where the exercise price equaled the stock price at the date of the grant, the weighted-average fair value of such options was $10.75 and $99.25, respectively, and the weighted-average exercise price of such options was $13.75 and $138, respectively. For options granted during the year ended December 31, 2001, where the exercise price was less than the stock price at the grant date, the weighted-average fair value of such options was $11.75 and the weighted-average exercise price of such options was $14. No options were granted during the years ended December 31, 2001 and 2000 where the exercise price was greater than the stock price at the date of grant and no options were granted during the year ended December 31, 2000, where the exercise price was less than the stock price at the date of the grant.

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

NOTE 12—INCOME TAXES

        The tax effects of temporary differences that give rise to deferred taxes at December 31 are as follows:

2001
Deferred tax assets
Research and development carryforward	$900,000
Canadian net operating loss carryforwards	$300,400
United States net operating loss carryforwards	15,995,800
Other	51,100
Property and equipment	1,118,100

Total gross deferred tax assets	18,365,400
Less valuation allowance	18,365,400

Net deferred tax assets	$—

        The valuation allowance increased by $3,540,000 and $6,787,307 during the years ended December 31, 2001 and 2000, respectively. All other deferred tax assets were immaterial. No provision for income taxes for the years ended December 31, 2001 and 2000 is required since the Company incurred losses during such years. As December 31, 2001, the Company had approximately $40,501,700 in federal net operating loss carryforwards and $300,400 in Canadian net operating loss carryforwards attributable to losses incurred since the Company's inception that may be offset against future taxable income through 2014.

        Income tax expense was $0 and differs from the amounts computed by applying the United States federal income tax rate of 34% to loss before income taxes as a result of the following:

	2001	2000
Computed "expected" tax benefit	$(3,028,100)	$(5,870,800)
Change in the beginning-of-the-year balance of the valuation allowance for deferred tax assets allocated to income tax expense	3,540,000	6,787,300
State income taxes	(518,500)	(933,800)
Other	6,600	17,300

Total	$—	$—

NOTE 13—DEFINED CONTRIBUTION PENSION PLAN

        The Company maintains a 401(k) plan that covers all eligible employees. Contributions are made to the plan at the discretion of the Company's Board of Directors. During the years ended December 31, 2001 and 2000, the Company did not make any contributions to the plan.

NOTE 14—SUBSEQUENT EVENTS

  January 22, 2002

        On January 22, 2002, the Company received $250,286 in exchange for two unsecured convertible promissory notes and warrants. Unless the notes are converted, the convertible promissory notes mature at the earlier of June 10, 2002, the consummation of a corporate transaction, or an event of default as defined in the terms of the note agreements. The notes bear interest at 20% per annum, which is payable at maturity. The notes automatically convert into the securities issued in the next round of qualified financing if the gross proceeds received from the next round of qualified financing exceeds $6,600,000 at a conversion rate equal to the offering price in the future round of financing.

        However, if the gross proceeds received from the next round of qualified financing exceed $9,900,000, the holder has the right to convert the notes into either cash or the securities issued in the next round of qualified financing, with the amount to be received in cash not to exceed the amount by which the gross proceeds received from the next round of qualified financing exceed $9,900,000.

        At maturity, the holder has the right to be paid in either cash or shares of the Company's common stock. The shares issued at maturity will be at a rate equal to the lesser of $5 or 75% of the average closing bid price per share of the Company's common stock for the 10 business days prior to the maturity date. The notes are secured by a first priority lien on all of the Company's assets.

        In accordance with generally accepted accounting principles, the difference between the conversion price and the Company's stock price on the date of issuance of the notes is considered to be interest expense. It will be recognized in the statement of operations during the period from the issuance of the debt to the time at which the debt first becomes convertible.

        Each convertible promissory note holder was also issued two types of warrants, bridge warrants and default warrants. In addition, the third lender from the December 10, 2001 financing was also issued default warrants as part of this round of financing. The exercise price for the 54,043 bridge warrants issued is the lower of $5 per share or 75% of the average closing bid price per share of common stock for the 10 days prior to the issuance date of the warrants, or $0.93. The warrants vest immediately and expire on December 10, 2004. None of these warrants had been exercised at December 31, 2001.

        The number of default warrants to be issued is the holder's percentage share, as defined in the warrant agreement, of a percentage of the outstanding shares of the Company's common stock on the "application date" (the earlier of February 1, 2002 or the Final Funding Date), including all the common stock equivalents that are exercisable at the market price on the application date or at an exercise price up to 20% above the market price on the application date, and including all the shares of common stock that would be issuable if all the outstanding default warrants had been exercised.

        The number of default warrants issued will be 25% of the outstanding shares on the application date if the proceeds from the next round of qualified financing are more than $250,000 and will be 50% of the outstanding shares on the application date if the proceeds from the next round of qualified financing are more than $1,000,000. Vesting occurred on February 1, 2002, since an event of default under the related convertible promissory notes occurred on January 6, 2002, and a total of 992,358 default warrants were issued. The warrants have an exercise price of $0.025 per share and expire on December 10, 2004. None of these warrants had been exercised at December 31, 2001.

        The Company allocates the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the bridge and default warrants as a debt discount was calculated at $227,430 using the Black-Scholes option-pricing model and will be recognized as interest expense over the period until the notes mature or are converted.

  Additional Convertible Promissory Notes

        During January, February, and March 2002, the Company received $1,465,000 in exchange for five secured convertible promissory notes from one of the lenders in the December 10, 2001 and January 22, 2002 financings. Unless the notes are converted, the convertible promissory notes mature at the earlier of June 10 2002, the consummation of a corporate transaction, or an event of default as defined in the terms of the note agreements, with the loan to be repaid in cash. The notes bear interest at 20% per annum, which is payable at maturity.

        The notes automatically convert into the securities issued in the next round of qualified financing if the gross proceeds received from the next round of qualified financing exceeds $6,600,000 at a conversion rate equal to the offering price in the future round of financing.

        However, if the gross proceeds received from the next round of qualified financing exceed $9,900,000, the holder has the right to convert the notes into either cash or the securities issued in the next round of qualified financing, with the amount to be received in cash not to exceed the amount by which the gross proceeds received from the next round of qualified financing exceed $9,900,000. The notes are secured by a first priority lien on all of the Company's assets.

        In accordance with generally accepted accounting principles, the difference between the conversion price and the Company's stock price on the date of issuance of the notes is considered to be interest expense. It will be recognized in the statement of operations during the period from the issuance of the debt to the time at which the debt first becomes convertible.

  Change in Control

        On February 5, 2002, a convertible promissory note holder exercised its default warrants issued in connection to the convertible promissory notes on a cashless basis in exchange for 1,374,938 shares of common stock. After the exercise of the warrants, the note holder owned 57% of the outstanding common stock and 75% of the Series A convertible preferred stock outstanding.

PART III

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers

        The name of, principal occupation of, and certain additional information about the Company's five directors are set forth below, together with information concerning the Company's executive officers.

Name	Age	Position
John F.A.V. Cecil(1)(2)	45	Chairman of the Board
Robert Randall	55	Chief Executive Officer and Director
James A. Mercer III	40	Executive Vice President, Chief Financial Officer and Secretary
James Crabtree(2)	35	Director
James Morris(1)	42	Director
William Reddersen(1)	54	Director

(1)
Member Audit Committee

(2)
Member Compensation Committee

        John F.A.V. Cecil.    John F.A.V. Cecil has been a director of TeraGlobal since March 1999, and was appointed Chairman of the Board in September 2000. Since 1992 Mr. Cecil has served as the President of Biltmore Farms Inc., a real estate development company. Mr. Cecil is currently a member of the Board of Directors of Mission-St. Joseph's Health Systems, Inc., the Ashville Area Chamber of Commerce and The Association of Governing Boards of Universities and Colleges. He is also the Vice-Chairman—Board of Governors of the University of North Carolina, which is responsible for the general determination, control, supervision, management and governance of all affairs of the 16 constituent institutions. Mr. Cecil holds a Bachelor of Arts degree from the University of North Carolina at Chapel Hill and a Masters in International Management, from the American Graduate School of International Management.

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

        James A. Mercer III.    James A. Mercer III has been the Chief Financial Officer of TeraGlobal since December 2000, the Executive Vice President since February 2000, and Secretary of TeraGlobal since April 1999. From April 1994 to March 1999, Mr. Mercer was a partner of and associated with the law firm of Luce, Forward, Hamilton & Scripps LLP, San Diego, California, where he specialized in corporate and securities law. From December 1991 to April 1994, Mr. Mercer was associated with the law firm of O'Connor, Cavanagh, Andersen, Westover, Killingsworth & Beshears, Arizona. From August 1989 to December 1991 he was associated with the law firm of Ervin, Cohen & Jessop, Beverly Hills, California. Mr. Mercer obtained his Bachelor of Arts from the University of California Los Angeles. He obtained a Masters in Business Administration with concentration in administrative finance from the California State University Fullerton. He received his Juris Doctor from the University of Southern California.

        James Crabtree.    Mr. Crabtree joined TeraGlobal's Board of Directors in July 2001. Since November 2000, Mr. Crabtree has been a Managing Director of WS Capital L.L.C., the management company for WallerSutton 2000 L.P., a private investment fund with over $160 million in committed capital and one of the Company's largest shareholders. WallerSutton 2000, L.P. was the lead investor in a Series A Convertible Preferred Stock financing transaction for the Company that closed in June 2001. Under the terms of that financing arrangement, WallerSutton 2000, L.P. has the right to appoint two members to the Company's Board of Directors so long as 50% of the Preferred Stock remains outstanding. Prior to joining WS Capital L.L.C., Mr. Crabtree was with GE Capital (NYSE: GE) from February 1998 to November 2000, where he was a Vice President in the Global Telecom Group, and was responsible for underwriting, negotiating and closing private debt and equity transactions with domestic telecom companies, including the investment of over $750 million in private debt and equity transactions in the wireless, CLEC, fiber backbone, cable, tower and Internet infrastructure industries. From 1995 to 1998, Mr. Crabtree was a Senior Associate with Chase Securities where he performed valuation and capital structure analytics for acquisitions and leveraged finance in a broad range of industries including telecom, industrial and manufacturing, consumer products, pharmaceuticals and technology. From 1991 to 1995, he worked in sales and management in his family's small consumer products manufacturing company. From 1988 to 1991 he worked in consultative sales for Granite Computer Products, Inc., a value-added reseller in the technology industry, installing local and wide area networks. Mr. Crabtree also serves on the Board of Directors of Florida Digital Networks, Inc., a privately-held integrated service provider focused on the Florida markets, as well as Axiom Navigation, Inc., a private GPS design and development engineering firm. Mr. Crabtree received a Bachelor of Arts in English from the University of California at Berkeley and a MBA in Finance and Accounting from Northwestern University.

        James Morris.    Mr. Morris joined TeraGlobal's Board of Directors in July 2001. Since November 2000, Mr. Morris has been a Managing Director of WS Capital L.L.C, the management company for WallerSutton 2000 L.P., a private investment fund with over $160 million in capital commitments and one of the Company's largest shareholders. WallerSutton 2000, L.P. was the lead investor in a Series A Convertible Preferred Stock financing transaction for the Company that closed in June 2001. Under the terms of that financing arrangement, WallerSutton 2000, L.P. has the right to appoint two members to the Company's Board of Directors so long as 50% of the Preferred Stock remains outstanding. Prior to joining WS Capital L.L.C., Mr. Morris was with GE Capital (NYSE: GE) from July 1997 to November 2000, where he was a Vice President in the Global Telecom Group, and structured, negotiated and closed over $1 billion in equity, senior debt, leveraged and synthetic lease transactions in multiple industry segments, including communications towers, wireless operators, CLECs, long-haul networks, satellite operators and Internet infrastructure. From 1993 to 1997, he was Vice President and Team Leader in the Media & Communications Group at Credit Lyonnais, where he developed and managed the bank's relationships with over 25 clients in the cable, broadcasting, cellular, paging and programming segments, and managed a portfolio in excess of $1 billion. Mr. Morris received a Bachelor of Arts in Economics from Hamilton College and a MBA in Finance from Columbia University.

        William F. Reddersen.    Mr. Redderesen joined TeraGlobal in September 2000 as a Director. From September 2000 to January 2001, Mr. Reddersen served as the Company's Interim Chief Executive Officer. From September 1987 to August 2000, Mr. Reddersen served in various senior management positions with BellSouth, including: Executive Vice President—Corporate Strategy (January—August 2000); Group President—Value Added Services (July 1995—January 2000); Senior Vice President Broadband Strategies (July 1993—July 1995); President—BellSouth Business Systems (June 1990—July 1993); Vice President Marketing—BellSouth Services (June 1989—June 1990) and Vice President Marketing—BellSouth Enterprises (September 1987—June 1989). Prior to joining BellSouth, Mr. Reddersen spent 18 years various positions with AT&T, including: Network Vice President—Western Regional AT&T Communications (June 1985—June 1987); and Sales Vice President—Southern Regional AT&T Communications (June 1983—June 1985). Mr. Reddersen currently serves as a member of the Board of Directors of Peak-10 Communications, a privately held communications company and as a member of the Advisory Board of Clear Communications. Mr. Reddersen received his Bachelor of Science degree in Mathematics from the University of Maryland. He received his Masters of Science degree in Management from the Massachusetts Institute of Technology, where he was a Sloan Fellow.

Section 16(b) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors and executive officers and persons who own more than ten percent of the Company's common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Company's common stock. Upon filing any such report with the Securities and Exchange Commission, the filing person must furnish the Company with a copy of such report. In fiscal year 2001, the Company's directors and executive officers filed all reports required under the Exchange Act on time.

ITEM 10.    EXECUTIVE COMPENSATION.

        The Company's compensation and benefits program is designed to attract, retain and motivate employees to operate and manage the Company for the best interests of its constituents. Executive compensation is designed to provide incentives for those senior members of management who bear responsibility for the Company's goals and achievements. The compensation philosophy is based on a base salary, with opportunity for significant bonuses to reward outstanding performance, and a stock option program.

Executive Compensation

        The following tables and notes show the compensation provided to the Company's most highly compensated executive officers, included all persons who served as Chief Executive Officer at any time during the year, and other executive officers who served as such at the end of fiscal 2001.

Summary Compensation Table

		Annual Compensation			Long Term Compensation Awards
Name/Title	Year	Salary $	Bonus $	Other Annual Comp. $	Restricted Stock Awards $	Securities Underlying Options/ SAR #(1)	All Other Comp.
Robert Randall Chief Executive Officer(2)	2001	220,008	—	—	—	40,000	—
William Reddersen, Interim Chief Executive Officer(3)	2001 2000	— 32,000	— —	— —	— —	1,000 3,000	— —
Paul Cox, President(4)	2001 2000 1999	104,500 207,189 192,083	— — —	— — —	— — —	— — —	104,500 — —
James A. Mercer III, Executive Vice President, CFO and Secretary(5)	2001 2000 1999	207,804 194,626 135,000	— — —	— — —	— 35,000 656,500	11,000 — 4,000	— — —
Grant K. Holcomb, Chief Technology Officer(6)	2001 2000 1999	209,000 204,583 192,083	— — —	— — —	— — —	— — 12,000	— — —

(1)
Consists solely of options, including options granted under the Company's 1997 and 1999 Stock Option Plans.

(2)
Mr. Randall began serving as Chief Executive Officer commencing January 29, 2001.

(3)
Mr. Reddersen served as interim Chief Executive Officer from September 19, 2000 through January 29, 2001.

(4)
Mr. Cox served as the Company's President until June 27, 2001. Other compensation consists of severance payments to Mr. Cox under the terms of his employment agreement.

(5)
Mr. Mercer has served as Executive Vice President and General Counsel beginning March 2, 1999. The restricted stock awards include 4,000 shares valued at $35,000 based on the Company's closing bid price on December 31, 2000 and 4,044 shares valued at $656,500 based on the Company's closing bid price on December 31, 1999.

(6)
Mr. Holcomb served as Chief Technology Officer for the Company from April 1, 1998 to January 31, 2002.

        The following table displays individual grants of stock options and stock appreciation rights ("SARs") made during fiscal 2001 to the Company's named executive officers.

Option/SAR Grants in Last Fiscal Year

Name	Number of Securities Underlying Options/SARs #	Percent of total options/SARs granted to employees in fiscal year		Exercise or base price $/Share	Expiration Date
Robert E. Randall	40,000	50.63%		14.00	March 31, 2011
William Reddersen	1,000	1.27%		21.50	May 1, 2011
James A. Mercer III	1,000 4,000 6,000	1.27 5.63 7.59	% % %	14.00 21.50 12.50	January 17, 2011 May 1, 2011 June 27, 2011

        The following table sets forth information concerning each exercise of stock options during fiscal 2001 by the Company's named executive officers, and the fiscal year-end value of unexercised options and SARs.

Aggregated Options/SAR Exercises in Last Fiscal Year
and Fiscal Year-end Option/SAR Value

Name	Shares Acquired on Exercise #	Value Realized $	Number of Securities Underlying Unexercised Options/SARs at Fiscal Year-End#(1) Exercisable/Unexercisable	Value of Unexercised "In the Money" Options/SARS at Fiscal Year-End(2)$ Exercisable/Unexercisable
Robert E. Randall	—	—	6,667/33,333	0/0
William Reddersen	—	—	2,500/500	0/0
James A. Mercer III	—	—	6,067/8,933	0/0
Grant Holcomb(3)	—	—	24,000/0	0/0

(1)
All options granted at 100% of fair market value. Optionees may satisfy the exercise price by submitting currently owned shares, in-the-money options or cash.

(2)
Calculated based upon the December 31, 2001 fair market value share price of $7.25, which is less the share price to be paid upon exercise.

(3)
Mr. Holcomb resigned from the Company in January 2002. All of Mr. Holcomb's options were cancelled in connection with his resignation.

Employment Agreements

        The Company entered into an agreement with Robert E. Randall effective as of January 29, 2001, under which Mr. Randall serves as the Chief Executive Officer of the Company. The agreement is for a term of two years. Under the agreement, Mr. Randall receives a base salary of $225,000 annually, and is eligible to receive a bonus payment equal to 0-50% of his base salary, based on his performance. The amount of any bonus salary, and the timing of its payment, is determined by the Compensation Committee of the Board of Directors. In addition, Mr. Randall was granted 40,000 stock options to purchase Common Stock and is eligible to receive additional grants under the Company's stock option plans and all other profit sharing or bonus plans generally available to Company officers. In the event that the Company terminates Mr. Randall's employment without cause, he will receive his salary and certain employee benefits, for a period equal to one month for each two months of service, up to a maximum of twelve months.

        The Company entered into an employment with Paul Cox effective as of September 30, 1998. Pursuant to that agreement, Mr. Cox served as President of the Company. The agreement was amended in March 1999 to provide a base salary of $200,000 annually. In addition, Mr. Cox was eligible for stock options grants under the Company's stock option plans and all other profit sharing or bonus plans generally available to Company officers. The agreement provided that in the event the Company terminates Mr. Cox's employment without cause, he will receive his salary and certain employee benefits through the end of the term of the agreement. Mr. Cox ceased serving as the Company's President effective June 27, 2001. Under the terms of the employment agreement the Company has continued payments to him as severance. The agreement provided for payments to be made through November 2002. Under an agreement with Mr. Cox, the Company has offset certain obligations owed by Mr. Cox to the Company against the severance payments, which will stop at the end of March 2002.

        The Company entered into an employment agreement with James A. Mercer III, effective March 4, 2000. Pursuant to that agreement Mr. Mercer served as Executive Vice President of the Company. The agreement provided for a base salary of $200,000 annually. In addition to base salary, Mr. Mercer is eligible for stock option grants under the Company's stock option plans and all other profit sharing or bonus plans generally available to Company officers. The agreement expired on March 4, 2002.

        The Company entered into an employment agreement with Grant Holcomb effective as of September 30, 1998. Pursuant to that agreement, Mr. Holcomb served as Chief Technology Officer of the Company. The agreement was amended in March 1999 to provide a base salary of $200,000 annually. In addition, Mr. Holcomb was eligible for stock options grants under the Company's stock option plans and all other profit sharing or bonus plans generally available to Company officers. The agreement provided that In the event the Company terminates Mr. Holcomb's employment without cause, he will receive his salary remaining through the end of the term of his employment agreement, and continuation of certain employee benefits. Mr. Holcomb severed his relationship with the Company on January 31, 2002. As part of his separation from the Company, Mr. Holcomb released the Company from any further obligation under the employment agreement.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The following table sets forth, as of March 15, 2002 certain information with respect to the beneficial ownership of common stock by (a) each person known by the Company to be the beneficial owner of more than 5% of its outstanding common stock, (b) each of the Company's directors and (c) all directors and executive officers as a group. Each of the officers and directors can be reached in care of the Company at 9171 Towne Centre Drive, Suite 600, San Diego, California. WallerSutton

2000, L.P. can be reached at Except as noted below, to the best of the Company's knowledge, each of such persons has sole voting and investment power with respect to the shares beneficially owned.

Name and Address of Beneficial Owner	Shares		Percent of Class
Directors and Executive Officers
John F.A.V. Cecil	31,573	(1)	*
Robert Randall	34,977	(2)	*
James A. Mercer, III	15,373	(3)	*
William F. Reddersen	6,300	(4)	*
James Crabtree	0		*
James Morris	0		*
All executive officers and directors as a group (6 persons)	88,223	(5)	3.64%
Shareholders
Paul Cox	247,218		10.40%
WallerSutton 2000, L.P. One Rockefeller Plaza New York, NY 10020	1,735,859	(6)	62.45%

*
Less than 2 percent.

(1)
Includes 7,487 shares issuable upon conversion of outstanding Series A Convertible Preferred Stock, 3,800 shares issuable upon the exercise of outstanding warrants, and 6,000 shares issuable upon the exercise of outstanding stock options, and 4,000 shares held by Cecil Ventures LLC. Also includes 208 shares held in trust for the benefit of Mr. Cecil's minor children. Mr. Cecil disclaims beneficial ownership of such shares.

(2)
Includes 3,924 shares issuable upon conversion of outstanding Series A Convertible Preferred Stock, 1,900 shares issuable upon the exercise of outstanding warrants, 13,360 shares issuable upon the exercise of outstanding stock options, and 16,000 shares held by Randall Lamb Associates.

(3)
Includes 7,333 shares issuable upon the exercise of outstanding stock options.

(4)
Includes 2,700 shares issuable upon the exercise of outstanding stock options.

(5)
Includes 11,411 shares issuable upon conversion of outstanding Series A Convertible Preferred Stock, 5,700 shares issuable upon the exercise of outstanding warrants, and 29,393 shares issuable upon the exercise of outstanding stock options.

(6)
Includes 223,880 shares issuable upon the conversion of outstanding Series A Convertible Preferred Stock, 179,476 shares issuable upon the exercise of outstanding warrants.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        During 2000 and 2001, the Company had loans outstanding to Mr. Grant Holcomb in the principal amount of $236,000. During that time, Mr. Holcomb had served as a member of the Company's Board of Directors and as the Corporation's Chief Technology Officer. Mr. Holcomb separated his employment with the Company and resigned from all offices effective January 31, 2002. At that time, the Company entered into a Severance Agreement with Mr. Holcomb. Under the terms of that agreement, Mr. Holcomb repaid his loans by: (i) transferring to the Company 30,000 shares of the Company's Common Stock, (ii) canceling 24,000 options to purchase Common Stock under the Company's 1997 and 1999 Stock Option Plans, (iii) releasing the Company from of any severance obligations under Mr. Holcomb's Employment Agreement with the Company, and (iv) granting the Company a general release of claims against any liablities.

        During 2000 and 2001, the Company had loans outstanding to Mr. Paul Cox in the principal amount of $141,000. At the time Mr. Cox, served as a member of the Company's Board of Directors and as its President. Effective June 27, 2001, Mr. Cox separated his employment with the Company and resigned from all offices. Pursuant to an agreement with Mr. Cox, the Company is offsetting amounts due under the loans against severance obligations payable to Mr. Cox under the terms of his Employment Agreement. Under that agreement, the Company will pay Mr. Cox his monthly salary through the end of March 2002.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K.

  (a)
  Exhibits:

Exhibit No.	Description
3.1	Articles of Incorporation, as amended.(1)
3.2	Bylaws, as amended.(2)
4.1	Form of Warrant from February 2001 Debenture Conversion.(3)
4.2.1	Form of Series A Convertible Preferred Stock and Warrant Purchase Agreement.(1)
4.2.2	Certificate of Designation for Series A Convertible Preferred Stock.(1)
4.2.3	Form of Warrant from June 2001 Private Placement(1)
4.2.3	Form of Registration Rights Agreement from June 2001 Private Placement.(1)
4.2.4	Form of Shareholder Agreement from June 2001 Private Placement.(1)
4.3.1	Form of Convertible Promissory Note and Warrant Purchase Agreement from the December 2001 Private Placement.(4)
4.3.2	Form of Convertible Promissory Note from December 2001 Private Placement.(4)
4.3.3	Form of Bridge Warrant from December 2001 Private Placement.(4)
4.3.4	Form of Default Warrant from December 2001 Debenture Private Placement.(4)
10.1	Employment Agreement with Mr. Randall.(5)
10.2	Form of Non-Qualified Stock Option Agreement issued to Mr. Randall.(5)
10.3.1	1997 Employee Stock Option Plan.(2)

10.3.2	1999 Employee Stock Option Plan.(6)
11	Statement re Computation of Earnings Per Share.(2)
21	Subsidiaries of the Registrant.

(1)
Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 2001, filed on August 14, 2001.

(2)
Incorporated by reference to the Company's Registration Statement on Form 10-SB (25115) filed on November 25, 1999.

(3)
Incorporated by reference to the Company's Annual Report on Form 10-KSB filed on March 30, 2001.

(4)
Incorporated by reference to the Company's Current Report on Form 8-K filed on December 21, 2001.

(5)
Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the period ended March 30, 2001, filed on May 14, 2001.

(6)
Incorporated by reference to the Company's Annual Report on Form 10-KSB filed on March 30, 1999.

(b)
Reports on Form 8-K:

  During the quarter ended December 31, 2001, the Company filed one report on Form 8-K.

        On December 21, 2001, the Company reported on the placement of a $750,000 bridge financing transaction.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2002	TERAGLOBAL COMMUNICATIONS CORP.
	By:	/s/ JAMES A. MERCER III James A. Mercer III Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN F. A.V. CECIL John F. A.V. Cecil	Chairman of the Board	March 31, 2002
/s/ ROBERT RANDALL Robert Randall	Chief Executive Officer and Director	March 31, 2002
/s/ JAMES CRABTREE James Crabtree	Director	March 31, 2002
/s/ JAMES MORRIS James Morris	Director	March 31, 2002
/s/ WILLIAM F. REDDERSEN William F. Reddersen	Director	March 31, 2002

QuickLinks

PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES.
  ITEM 3. LEGAL PROCEEDINGS.
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS
  ITEM 7. FINANCIAL STATEMENTS.
TERAGLOBAL COMMUNICATIONS CORP. AND SUBSIDIARY CONTENTS December 31, 2001
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
TERAGLOBAL COMMUNICATIONS CORP. AND SUBSIDIARY CONSOLIDATED BALANCE SHEET December 31, 2001
TERAGLOBAL COMMUNICATIONS CORP. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS For the Years Ended December 31,
TERAGLOBAL COMMUNICATIONS CORP. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS For the Years Ended December 31,
TERAGLOBAL COMMUNICATIONS CORP. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) For the Years Ended December 31,
TERAGLOBAL COMMUNICATIONS CORP. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS For the Years Ended December 31,
PART III
  ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
  ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
  ITEM 10. EXECUTIVE COMPENSATION.
  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
  ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.
SIGNATURES