Form 10QSB
period 2002-03-31
TERAGLOBAL COMMUNICATIONS CORP
filed 2002-05-15
CIK 1071876

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2002.

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                 to                 .

Commission File Number 0-25115

TERAGLOBAL COMMUNICATIONS CORP.

(Exact name of small business issuer as specified in its charter)

Delaware

33-0827963

(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

9171 Towne Centre Drive, Suite 600 San Diego, California 92122
(Address of principal executive offices)

(858) 404-5500
(Issuer’s telephone number)

Check whether the issuer  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes ☐ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 31, 2002, 2,376,765 shares of the issuer’s common stock were issued and outstanding.

Transitional Small Business Disclosure Format (Check One): ☐  Yes  ☒  No

TERAGLOBAL COMMUNICATIONS CORP. AND SUBSIDIARIES

Form 10-QSB for the period ended March 31, 2002

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

TERAGLOBAL COMMUNICATIONS CORP.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

March 31, 2002 (unaudited) and December 31, 2001

ASSETS

	March 31, 2002	December 31, 2001

	(unaudited)
Current assets
Cash and cash equivalents	$319,322	$133,175
Accounts receivable	93,337	30,925
Notes receivable - related parties	—	236,095
Prepaid expenses and other current assets,	127,537	137,997

Total current assets	540,195	538,192

Furniture and equipment, net	681,624	845,090

Other asset	378,321	537,011

Total assets	$1,600,140	$1,920,293

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31, 2002	December 31, 2001
	(Unaudited)

Current liabilities
Accounts payable	$566,415	$570,843
Short-term loans	—	62,790
Accrued expenses	220,859	195,903
Accrued severance pay	—	58,502
Accrued interest on convertible promissory note	67,947	6,473
Accrued vacation	99,431	118,779
Convertible promissory note	2,465,286	216,193
Deposit on sales	885	1,062
Total Liabilities	3,420,823	1,230,545

Series A Convertible Preferred Stock

$0.001 par value, 13,000,000 shares authorized 7,468,661 shares issued and outstanding (dividends of $307,492 in arrears)	3,106,555	3,021,154

Shareholders’ Deficit

Common stock, $0.001 par value 200,000,000 shares authorized 2,376,765 shares issued and outstanding on March 31, 2002 1,076,279 shares issued and outstanding on December 31, 2001	2,377	1,077
Additional paid-in capital	42,023,189	41,857,059
Cumulative foreign currency translation adjustment	47,802	47,802
Accumulated deficit	(47,000,606)	(44,237,344)

Total shareholders’ deficit	(4,927,237)	(2,331,406)

Total liabilities and shareholders’ deficit	$1,600,140	$1,920,293

TERAGLOBAL COMMUNICATIONS CORP.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ending March 31, 2002 and 2001 (Unaudited)

	Three months ended March 31,
	2002	2001

Net Sales	$88,084	$174,853

Cost of sales	25,775	116,795

Gross profit	62,309	58,058

Operating expenses
General and administrative	1,260,713	1,426,243
Selling	273,257	306,044
Research and development	519,213	437,621
Total operating expenses	2,053,183	2,169,908

Loss from operations	(1,990,874)	(2,111,850)

Other income (expenses)
Interest income	38,103	14,985
Interest expense	(908,250)	(7,073)
Other income	97,761	2,103

Total other income (expense)	(772,387)	10,015

Net Loss	$(2,763,261)	$(2,101,835)

Basic and fully diluted loss per common share	$(1.49)	$(2.24)

Weighted-average common shares outstanding	1,855,756	940,155

TERAGLOBAL COMMUNICATIONS CORP.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months ended March 31, 2002 and 2001 (Unaudited)

	Three months ended March 31,
	2002	2001
Cash flows from operating activities
Net loss	$(2,763,261)	$(2,101,835)
Adjustments to reconcile net loss to net cash used in Operating activities
Stock issued for services rendered	—	15,625
Loss on sale of property and equipment	—	48,858
Depreciation	186,962	390,982
Interest charges on fixed conversion features	846,925	—
Settlement of Note Receivable	176,095	—
(Increase) decrease in
Accounts receivable	(68,412)	(58,433)
Prepaid expenses and other current assets	10,460	141,753
Inventory	—	113,471
Increase (decrease) in
Accounts payable	(4,428)	(100,897)
Accrued expenses	24,956	(53,294)
Accrued severance	(58,502)	(59,627)
Accrued interest (non-cash interest expense)	61,474	4,999
Accrued vacation	(19,348)	(38,355)
Customer deposits	(177)	—
Net cash provided by (used in) operating activities	(1,601,256)	(1,696,753)

Cash flows from investing activities
Proceeds from redemption of Certificate of Deposit	158,690	113,000
Proceeds from sale of (purchase of) furniture and equipment	(23,497)	79,086

Net cash provided by (used in) investing activities	$135,193	$193,153

                Supplemental schedule of non-cash investing and financing activities.

During the three month period ended March 31, 2002, the Company accepted the return of 30,000 shares of the Company's outstanding Common Stock as partial repayment of an outstanding note receivable. The 30,000 shares were valued at an aggregate price of $60,000 which was the closing bid price on the date of the transaction.

	Three months ended March 31,
	2002	2001
Cash flows from financing activities

Payment of short-term loans	$—	$(3,262)
Proceeds (payments) on short term loans	(62,790)	—
Purchase and retirement of common stock	(60,000)	—
Proceeds from issuance of common stock, net of fees	—	1,501,000
Proceeds from convertible promissory notes	1,750,000	—

Net cash provided by (used in) financing activities	1,652,210	1,497,738

Cumulative translation adjustment	—	49,741

Net increase (decrease) in cash and cash equivalents	186,147	43,879

Cash and cash equivalents, beginning of period	133,175	467,383

Cash and cash equivalents, end of period	$319,322	$511,262

TERAGLOBAL COMMUNICATIONS CORP.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2002

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

Principles of Consolidation

The consolidated financial statements include the accounts of TeraGlobal Communications Corp. and its wholly owned subsidiary TGC Acquisition, Inc.  All inter-company accounts and transactions have been eliminated.

Stock Split

On March 15, 2002, the Company effected a one-for-25 reverse split of its common stock.  All share and per share data have been retroactively restated to reflect this reverse stock split.

NOTE 2 — FURNITURE AND EQUIPMENT

Furniture and equipment consisted of the following:

	March 31, 2002	December 31, 2001
	(Unaudited)

Furniture and fixtures	$446,635	$446,635
Office equipment	1,078,967	1,078,967
Computers and software	2,339,190	2,322,568
TeraMedia® networks	152,283	145,409
	4,017,075	3,993,579
Less accumulated depreciation	3,335,451	3,148,489
Total	$681,624	$845,090

Depreciation expense for the three months ended March 31, 2002 and 2001, and the year ended December 31, 2001, was $186,962, $390,982 and $1,019,444, respectively.

NOTE 3 - OTHER ASSET - DEPOSITS

During the year ended December 31, 1999, the Company entered into a standby letter of credit agreement with a bank for $500,000, which bears interest at the prime rate (4.75% at December 31, 2001) and matures in June 2004. This deposit is used as collateral for the lease of the office space at the Company’s headquarters in San Diego, California.  The Company has released a portion of this deposit during each year of the term of the lease.  The Company reduced the letter of credit by $113,603 during the three months ended March 31, 2002.  The balance held under this standby letter of credit agreement at March 31, 2002 amounted to $273,397.

During the year ended December 31, 2000, the Company placed $180,000 into a long-term certificate of deposit, which bears interest at the prime rate.  The certificate of deposit was used as collateral for the Company’s corporate credit card program.  During the year ended December 31, 2001, $33,912 of this balance held was released.  During the three months ended March 31, 2002 an additional $46,479 was released.  Amounts held under this certificate of deposit at March 31, 2002 amounted to $101,001.

NOTE 4 - CONVERTIBLE PROMISSORY NOTES

On January 22, 2002, the Company received $250,286 in exchange for two secured convertible promissory notes and warrants.  During the period ended March 31, 2002, the Company received an additional $1,465,000 in exchange for five secured convertible promissory notes.  The notes bear interest at 20% per annum, payable at maturity, and are secured by a first lien on all of the Company’s assets. Unless converted, the notes mature at the earlier of June 10 2002, the consummation of a corporate transaction, or an event of default as defined in the terms of the note agreements, with the loan to be repaid in cash.

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

An event of default occurred under the notes on January 6, 2002 and they are now due and payable.  The default triggered the issuance of additional warrants to the holders of the notes (the “Default Warrants”). The number of Default Warrants issued was equal to 50% of the outstanding shares of Common Stock on the date of the default. A total of 1,482,425 Default Warrants were issued. The warrants have an exercise price of $0.025 per share and expire on December 10, 2004.  A total of 1,338,482 Default Warrants were exercised on a net issue based for 1,332,503 shares of Common Stock at March 31, 2002.

The Company allocates the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the bridge and Default Warrants as a debt discount was calculated at $227,430 using the Black-Scholes option-pricing model and will be recognized as interest expense over the period until the notes mature or are converted. The Company recognized interest expense of $534,093 and $227,430 during the three months ended March 31, 2002 related to the amortization of the debt discount related to the warrants issued with the Convertible Promissory Notes issued in December 2001 and January 2002, respectively.

In accordance with generally accepted accounting principles, the difference between the conversion price of the notes and the Company’s stock price on the date of issuance of the notes is considered to be interest expense. It will be recognized in the statement of operations during the period from the issuance of the debt to the time at which the debt first becomes convertible.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Litigation

The Company was among the defendants in the class action civil litigation Norinne Lam & Clifton Kees et al. v. Video Stream International, Inc. et al.  That litigation arose out of a securities offering conducted by Grey Venture Capital, Inc. on behalf of the Company’s TechnoVision Communications, Inc. subsidiary prior to its acquisition by the Company.  The suit was brought against Grey Venture Capital, Inc., TechnoVision Communications, the Company and certain officers and directors of each.  The Company voluntarily settled all civil claims in connection with the litigation in August 2000, and that lawsuit was dismissed.  In addition, the Company sued Grey Venture Capital, Inc. and received a negotiated settlement in connection with that litigation.  For additional information concerning the litigation, see the Company’s annual reports on form 10-KSB for the years ended December 31, 2000 and 1999.

The Company is aware of a pending investigation by the criminal division of the United States Attorney’s office, which likely concerns Grey Venture Capital, Inc.’s offering of TechnoVision Communications, Inc.’s securities.  The Company has and will continue to fully cooperate with and support the United States Attorney’s investigation.  The Company does not know at this time whether it is a subject of the investigation or what liabilities it may incur, if any, in connection with the investigation.

NOTE 6 - SERIES A CONVERTIBLE REDEEMABLE PREFERRED STOCK

The Company recognized interest expense of $85,401 during the three months ended March 31, 2002 related to the amortization of the debt discount related to the warrants issued with the Series A Convertible Redeemable Preferred Stock issued in June 2001.

NOTE 7 - SHAREHOLDERS’ DEFICIT

Common Stock

On February 5, 2002, WallerSutton exercised its Default Warrants issued in connection with the Bridge Financing on a cashless basis in exchange for 1,332,503 shares of common stock.  After the exercise of the warrants, WallerSutton owned 56% of the outstanding common stock and 75% of the Series A Convertible Redeemable Preferred Stock outstanding.

Preferred Stock

On March 15, 2002, in conjunction with the 1-for-25 reverse stock split, the Board of Directors authorized 1,000,000 shares of $0.001 par value, “blank check” preferred stock.

Stock Options

During the three months ended March 31, 2002, the Company did not grant employees any options under its 1997 or 1999 Stock Option Plan. However, a number of options were forfeited under the plans, based upon termination of employment.

The following schedule summarizes the stock options transactions:

	Stock Options Outstanding	Weighted Average Exercise Price

Outstanding, December 31, 2001	136,010	$76.25

Granted	—	$—
Forfeited	31,202	$110.50
Exercised	—	$—

Outstanding, March 31, 2002	104,808	$66.25

Exercisable, March 31, 2002	44,830

NOTE 8 — SUBSEQUENT EVENTS

Additional Convertible Promissory Notes

Following the end of the quarter, the Company received $320,000 in exchange for two additional Convertible Promissory Notes.  The notes had the same terms as the other notes issued during the three months ended March 31, 2002.

Going Private Transaction

The Company has announced a plan of reorganization as part of a going private transaction.  Effective May 14, 2002, the Company assigned substantially all of its operating assets and certain of its liablities to a subsidiary corporation in exchange for Common Stock of that corporation and the assumption of certain liablities.  Also on May 14, 2002, the Company announced plans to effect a 1-for-1,000 reverse split of its outstanding Common Stock.  The Company will not issue fractional shares in connection with the reverse split.  The Company has stated that the purpose of the split is to reduce the number of holders of its Common Stock to a level where the Company can discontinue its public reporting obligations under the Securities Exchange Act of 1934, as amended and avoid the possibility of having to register as an investment company under the Investment Company Act of 1940.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

On March 15, 2002, the Company effected a one-for-25 reverse split of its common stock.  All share and per share data have been retroactively restated to reflect this reverse stock split.

Following the period ended March 31, 2002, the Company approved a reorganization as part of a “going private” transaction.  The initial step of that reorganization included an assignment of assets and liabilities into an operating subsidiary, which took place on May 14, 2002.   See “Subsequent Events” below.

With the exception of historical matters, the matters discussed in this Annual Report are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements concerning anticipated trends in the Company’s sales, costs of sales, legal expenses, general and administrative expenses, selling expenses, and liquidity and capital resources. The Company’s actual results could differ materially from the results discussed in such forward-looking statements. The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the Company’s financial statements and the related notes thereto appearing elsewhere in this Report.

Overview

TeraGlobal Communications Corp., a Delaware corporation (the “Company”) develops real-time collaboration software for standard computer networks, including the Internet.  The Company entered 2002 with two primary goals: (i) release the initial version of Session™ collaboration software for the Windows 2000 and Windows XP operating systems, and (ii) secure approximately $6 million to finance operations during the year.

In an effort to increase its operating revenues, the Company focused on broadening the addressable market for its products.  In 2001 it devoted substantially all its research and development efforts to delivering a version of its software that would operate on the Windows 2000 and Windows XP operating systems. The initial version of Session™, providing point to point voice over IP, video over IP, application sharing and shared workspace applications, was released in February 2002.  Additional development work during 2002 is expected to yield a cross-platform version of Session™ that operates on the Macintosh OS X operating system, group or multi-point calling and improvements to network address translation and firewall traversal.  The Company has been selling initial copies of Session™ to customers on a license basis.  It is also working with potential channel partners to establish distribution channels for the resale of Session™ licenses.

Securing additional capital to finance operations has proved to be substantially more difficult.  The Company began evaluating its financing options in the fourth quarter of 2001. In October 2001, the Company entered into a term sheet with an investment banker to sell $6.6 to $9.9 million of Convertible Promissory Notes and Warrants in a “best efforts” private placement offering that was to take place in January and February 2002 (the “Convertible Note Financing”).  In December 2001, the Company entered into agreements to provide financing of up to $2 million through the sale of Convertible Promissory Notes and Warrants (the “Bridge Financing”) that was intended to finance its operations pending completion of the Convertible Note Financing.  The notes issued under the Bridge Financing were to be converted into, or repaid from the proceeds of, the Convertible Note Financing.

On December 10, 2001, the Company sold $750,000 of Convertible Promissory Notes and Warrants to certain institutional investors, including WallerSutton 2000, L.P., a Delaware limited partnership (“WallerSutton”) and holder of a majority of the Company’s outstanding Series A Convertible Preferred Stock, as part of the initial round of funding under the Bridge Financing.  The Convertible Promissory Notes were to be due and payable on June 10, 2002, but because of an event of default they are currently due and payable. Their repayment is secured by a first priority lien on all of the

Company’s assets.  The agreements for the Bridge Financing specified that the withdrawal of the investment banker from the Convertible Note Financing would be an event of default under the Bridge Financing. The Company continued to finance its operations through first quarter of 2002 through the sale of an additional $1.7 million of Convertible Promissory Notes to WallerSutton under the Bridge Financing.

In early January 2002, the Company was notified that the investment banker was withdrawing from the Convertible Note Financing. The Bridge Financing provided for additional warrants (the “Default Warrants”) to be issued to the bridge investors as a result of the default. The Default Warrants vested immediately, and are exercisable for $.025 per share of Common Stock.  They were issued among all of the investors in the Bridge Financing in an aggregate amount that would, upon exercise thereof, provide the investors in the Bridge Financing with 50% ownership of the Company’s outstanding Common Stock (including, for purposes of the calculation, all derivative securities convertible into Common Stock at or below 120% of the market price) as of February 1, 2002.

In February 2002, WallerSutton exercised 1,338,482 Default Warrants on a net issue basis for 1,332,503 shares of the Company’s Common Stock, effecting a change in control of the Company. After giving effect to the exercise of those Default Warrants, the Company has approximately 2,376,289 shares of Common Stock and 7,468,661 shares of Series A Convertible Preferred Stock outstanding. WallerSutton presently owns 1,332,503 shares or 56% of the outstanding Common Stock and 5,597,016 shares or 75% of the outstanding Series A Convertible Preferred Stock.  In addition to the Common Stock and Series A Convertible Preferred Stock, WallerSutton purchased in the Bridge Financing: (i) $2,663,858 in Convertible Promissory Notes, which are convertible automatically upon the Company’s next qualified financing which raises $6.6 million, of which $878,858 are also convertible at the holder’s election at maturity into the Company’s Common Stock at the lesser of $5.00 per share or 75% of the 10 day trailing average closing bid price; and (ii) 179,476 Bridge Warrants to purchase Common Stock at exercise prices ranging from $4.625 to $5.00 per share.

In response to the need for additional capital, the Company took several actions with the intent to increase its opportunity to secure the capital it required.  After receiving notice of the investment banker’s withdrawal from the Convertible Note Financing, the Company reduced its workforce and reduced other operating expenses and the amount of capital required to sustain its operations.  It then took several actions to provide the Company with the flexibility to offer securities that will appeal to different types of prospective investors. The Company’s Board of Directors and stockholders approved: (1) an amendment to the Company’s Certificate of Incorporation to authorize 1,000,000 shares of “blank check” Preferred Stock; (2) an amendment to the Company’s Certificate of Incorporation to effect a 1 for 25 reverse split of the Company’s issued and outstanding Common Stock; and (3) approval of the formation of a subsidiary corporation, and the authorization to transfer all of the Company’s operating assets and certain of its liabilities to the new subsidiary.  The authorization of the blank check Preferred Stock and the 1 for 25 reverse stock split were effected on March 15, 2002.  All of the per share information contained in this Report has been adjusted to reflect the impact of the reverse split. Each of these activities is aimed to increase the Company’s options for, and the likelihood of, a future financing.

Despite its efforts the Company was unsuccessful in securing any interest in the sale of its securities, either with an investment banker or with a strategic alliance partner. TeraGlobal found few investment banking firms that were interested in raising capital for communications software companies. Those that were interested in the communications market were investing only in companies with substantial revenues and strategic distribution agreements with significant channel partners.

The Company expects to need approximately $6 million of additional capital in 2002 in order to sustain its operations.  In the aggregate the Company has borrowed $2.8 million under the Bridge Financing which was secured by a first lien on all of TeraGlobal’s assets, and the Notes issued in connection therewith have become due and payable.  The holders of those Notes have the right to foreclose on the Company’s assets and force a liquidation of the Company on an event of default (which has occurred).

While the Company was unsuccessful in attracting interest for investment in a publicly traded entity, it did secure indications of interest from venture capitalists and early stage investors for an investment in a privately held entity. On the strength of that interest, the Company was able to secure a term sheet for investment in the Company’s technology, if it were owned by a privately held entity.

Following the end of the quarter, the Company established an operating subsidiary under the name Wave Three Software, Inc., a Delaware corporation (“Wave Three”).  The Company assigned substantially all of its assets and liabilities to Wave Three, in exchange for the assumption of certain liabilities and 55,000 shares of Wave Three’s Series B Common Stock. In addition, the holders of the $2.8 million of Convertible Promissory Notes agreed to the assignment of those Convertible Promissory Notes to Wave Three and to convert the principal and accrued interest under those Convertible Promissory Notes into shares of Wave Three Series A Convertible Preferred Stock.

The initial financing in Wave Three is not expected to fill all of that entity’s capital requirements.  However, TeraGlobal believes, based on its size and current state of business development, that a privately held entity will be more attractive to the venture capital markets, and more likely to secure any additional funding it requires.  The venture capital investors that TeraGlobal has approached have stated that they do not invest in publicly traded entities and that they would be interested in investing only in Wave Three.  The reorganization is therefore the best available alternative to provide liquidity to some of TeraGlobal’s investors, and preserve the opportunity for a going concern value for others.

Also during the first quarter of 2002, the Company ended its relationship with Mr. Grant Holcomb.  Mr. Holcomb served as the Company’s Chief Technology Officer and had acted as a member of the Company’s Board of Directors from 1998 to 2000.  At the time of the separation, Mr. Holcomb owed the Company $236,000 in stockholder loans, plus accumulated interest.  In connection with the separation of employment, the Company accepted from Mr. Holcomb: (i) the return of 30,000 shares of outstanding Common Stock, (ii) a cancellation of 24,000 stock options issued to Mr. Holcomb under the Company’s 1997 and 1999 Stock Option Plans, (iii) a release of any severance obligations owed to Mr. Holcomb under his employment agreement, and (iv) a general release of claims, as repayment of the outstanding loan.

Results of Operations

The following table sets forth the selected unaudited quarterly results of operations for the three months ending March 31, 2002, and March 31, 2001.

Statements of Operations Data:	Three Months Ending March 31, 2002	Three Months Ending March 31, 2001

	(Unaudited)	(Unaudited)

Sales	$88,084	$174,853
Cost of Sales	25,775	116,795

General and administrative	1,260,713	1,426,242
Research and development	519,212	437,621
Selling	273,257	306,044

Interest income (expense)	(870,147)	7,912

Net Loss	$(2,763,261)	$(2,101,835)

Basic loss per common share	$1.49	$(2.24)

Weighted average common shares Outstanding	1,855,756	940,155

First Quarter 2002 Compared to First Quarter 2001.

Sales.  Sales for the three months ended March 31, 2002, were $88,084 compared to $174,853 in the three months ended March 31, 2001, a decrease of 49 percent. Sales for the three months ended March 31, 2002 were predominantly payments received under a contract with the Naval Research Laboratory to perform development services on a research project.  In addition, the Company sold some initial licenses for its Session™ collaboration software.  Sales for the three months ended March 31, 2001, related to the sale of TeraMedia® software and the resale of hardware to support TeraMedia® software.  The lower sales for the first quarter are attributed to the reduction in the Company’s sales force at the beginning of 2002, which reduced prospective sales of the TeraMedia® product.  In addition, the Company’s Session™ product was released for sale in mid February.  Sales efforts for the balance of the quarter focused on building initial interest for the Session™ product,

Cost of Sales. Cost of sales for the period ended March 31, 2002, was $25,775, with a resulting gross margin of 71 percent. Cost of sales for the period ended March 31, 2001, was $116,795, with a resulting gross margin of 33 percent. Cost of sales for the period ended March 31, 2002 was primarily attributable to payroll and overhead expenses that the Company incurred under the software development contract with the Naval Research Laboratory. Cost of sales for the prior period was primarily associated with the resale of hardware components, such as computers, cameras, speakers and microphones in support of TeraMedia® product sales.

General and Administrative. General and administrative expenses were $1,260,713 for the three months ended March 31, 2002, compared to $1,426,243 for the three months ended March 31, 2001, a decrease of $165,530, or 12 percent. The Company took substantial measures to reduce general and administrative personnel and spending early in the first quarter of 2001, which included a 60 percent reduction in staff. During the first quarter of 2002 the Company again found itself in a cash constrained position.  The Company reduced its work force to approximately 35 full-time employees.  It also took other aggressive steps to reduce general and administrative expenses to their lowest practical levels during the quarter.

Research and Development. Research and Development expenses were $519,212 for the three months ended March 31, 2002, as compared to $437,621 for the three months ended March 31, 2001, an increase of $81,591, or 19 percent. Substantially all of the research and development expenses for the period ended March 31, 2002 related to payroll for software engineers.

Selling. Sales and marketing expenditures were $273,257 in the three months ended March 31, 2002, as compared to $306,044 in the three months ended March 31, 2001, a decrease of $32,787, or 11 percent.  Selling and marketing expenses for the period ended March 31, 2002 included primarily salary and expenses in support of the Company’s sales employees.  As the quarter began, the Company employed approximately 14 full-time employees in sales and sales support positions.  Nine of those employees were laid off in February 2002 as the Company reduced operating expenses. Selling and marketing expenses were reduced significantly in the second half of the period. Conversely, the Company did not have a significant sales team in the period ended March 31, 2001.  Approximately 30 percent of sales and marketing expenses for that were related to one event—the attendance of Macworld, a tradeshow showcasing products associated with Apple computers.

Interest Expense.  Interest expense was $908,250 for the period ended March 31, 2002, compared to interest expense of $7,073 for the same period last year. The interest expense was primarily attributed to imputed interest charges incurred in connection with the Bridge Financing, which involved the sale of

Convertible Promissory Notes and Warrants.  In accordance with generally accepted accounting principals, the Company allocated a portion of proceeds to the Bridge Warrants and Default Warrants issued with the Convertible Promissory Notes issued in December 2001 and January 2002.  This value is then recognized as an interest expense during the term of the Convertible Promissory Note. When the default occurred in January 2002 the Company was required under generally accepted accounting principles to accelerate and recognize in full the imputed interest expense that arose from the discount.  For additional information on the calculation of the interest charges see the Notes to the Financial Statements included in this Report.

Liquidity and Capital Resources

As of March 31, 2002, the Company had cash and cash equivalents totaling $319,322, with a working capital deficit of $(2,880,628), as compared to a cash balance totaling $511,264 with a working capital surplus of $176,949 at March 31, 2001.

For the three months ended March 31, 2002, net cash used in operating activities was $1,601,256 compared to $1,696,752 for the period ended March 30, 2001.  The Company has failed to generate significant sales to date.  During each period the Company effected a lay off that reduced its staff to approximately 30 to 35 employees to reduce expenses. In the period ended March 31, 2002, the Company has reduced cash used in operating activities to approximately $400,000 per month.  Nonetheless, the Company anticipates that operations would continue to consume significant capital during fiscal 2002.

The Company generated positive cash flows from investing activities during the period ended March 31, 2002.  The Company received $113,000 from the release of a portion of the security deposit on its facilities in San Diego, as well as $46,000 from a release of a portion of the security deposit securing its corporate credit card facility.  These proceeds were offset by the purchase of approximately $24,000 in computer related equipment.  The Company does not have substantial excess equipment or other assets from which it could generate additional cash flow from investing activities.

The Company has funded substantially all of its operations to date from financing activities.  Net cash provided by financing activities was $1,652,210 for the period ended March 31, 2002, compared to $1,497,738 for the period ended March 31, 2001.  The Company anticipated funding its operations for 2002 primarily from financing activities.  However, it found few investors willing to invest in its technology as part of a publicly traded entity.

Subsequent Events

Following the period ended March 31, 2002, the Company filed a Schedule 13E-3 Transaction Statement with the SEC, announcing its intention to reorganize in a “going private” transaction. The reorganization is expected to take place in three steps, including: (1) an assignment of assets and liabilities from TeraGlobal to Wave Three Software, Inc., a Delaware corporation (“Wave Three”) a wholly owned subsidiary of TeraGlobal (the “Assignment of Assets and Liabilities”), (2) a 1-for-1,000 reverse split of its outstanding Common Stock (the “Reverse Split”), and (3) following the Reverse Split a merger of the Company into a subsidiary of Wave Three (the “Merger”).

The Assignment of Assets and Liabilities occurred on May 14, 2002, and effected a transfer of substantially all of the Company’s operating assets and liabilities to Wave Three in exchange for an assumption of those liabilities as well as shares of Wave Three’s Common Stock.  The assumption of liabilities included assumption of the $2.8 million of Convertible Promissory Notes from the Bridge Financing that had matured on the occurrence of an event of default.

The Company has secured the approval of its Board of Directors and a majority of the holders of its Common Stock to effect the Reverse Split.  In the Reverse Split, the Company will not issue fractional shares.  Instead, the Company will pay fractional stockholders a pro rata portion of $290 per share ($0.29 per share on a pre-split basis) in cash. The Reverse Split is being effected with the specific intent to (i) reduce the number of stockholders of TeraGlobal’s Common Stock to a level where the Company is no longer obligated to file public reports under the Securities Act of 1934, as amended, and (ii) insure that the Company will not be subject to the regulatory requirements of the Investment Company Act of 1940.  A preliminary information statement describing the Reverse Split was filed with the SEC on May 14, 2002.  Following review, the Company intends to file a final information statement with the SEC and mail the information statement to stockholders.  It is expected that the Reverse Split will be effected on or about June 15, 2002.

Following the Reverse Split, TeraGlobal intends to enter into the Merger.  WallerSutton controls a majority of the voting power of each class of TeraGlobal’s outstanding capital stock and will continue to do so after the Reverse Split.  WallerSutton plans to approve the Merger with the effect that each of the TeraGlobal stockholders remaining after the Reverse Split will receive shares of Common Stock of Wave Three, and TeraGlobal will become a wholly owned subsidiary of Wave Three.

The reorganization is being undertaken primarily because of the need to raise additional capital to fund operations.  The Company has experienced increased interest in its Session™ collaboration software.  It demonstrated in the Intel trade show booth at the National Association of Broadcasters Convention in April, and is continuing to pursue both customer and channel opportunities.  The Company has also received preliminary notice of sales of TeraMedia® to two large education accounts that use the Apple operating sytem.  Based on customer indications, the Company expects that sales for the balance of 2002 will pick up substantially over the first quarter’s sales numbers.

Nonetheless the Company expected to need approximately $6 million of additional capital in 2002 in order to sustain its operations. The Company found few investment banking firms that were interested in raising capital for communications software companies. Those that were interested in the communications market were investing only in companies with substantial revenues and strategic distribution agreements with significant channel partners.

On May 14, 2002, the Company entered into an Assignment and Assumption Agreement with Wave Three.  Under that agreement, TeraGlobal assigned substantially all of its operating assets to Wave Three.  Wave Three also assumed substantially all of TeraGlobal’s liabilities, including the $2.8 million in short term Convertible Promissory Notes.  Concurrently with that transaction, WallerSutton and a group of investors contributed approximately $1.0 million of new capital into Wave Three for shares of Wave Three Series A Convertible Preferred Stock.  The initial financing in Wave Three is not expected to fill all of that entity’s capital requirements.  However, TeraGlobal believes, based on its size and current state of business development, that a privately held entity will be more attractive to the venture capital markets, and more likely to attract the capital it requires. The reorganization is therefore the best available alternative to provide liquidity to some of its investors, and preserve the opportunity for going concern value for others.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company has been subject to legal proceedings in the past, and may become involved in new legal proceedings in the future arising out of the ordinary course of business.  Additional details concerning legal proceedings can be found in footnote 5 to the consolidated financial statements included in this Report.  There are no material legal proceedings pending against the Company at this time.

ITEM 2. CHANGES IN SECURITIES

On March 15, 2002, the Company effected a one-for-25 reverse split of its common stock.  All share and per share data have been retroactively restated to reflect this reverse stock split.

Since the beginning of fiscal 2002, the Company has experienced a change in control.  See the discussion under Item 3. Defaults Upon Senior Securities below.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

In October 2001, the Company entered into a term sheet with an investment banker to sell $6.6 to $9.9 million of Convertible Promissory Notes and Warrants in a “best efforts” private placement offering that was to take place in January and February 2002 (the “Convertible Note Financing”).  In December 2001, the Company entered into agreements to provide financing of up to $2 million through the sale of Convertible Promissory Notes and Warrants (the “Bridge Financing”) pending completion of the Convertible Note Financing.  The notes issued under the Bridge Financing were to be converted into, or repaid from the proceeds of, the Convertible Note Financing.  On December 10, 2001 the Company sold $750,000 of Convertible Promissory Notes and Warrants to certain institutional investors, including WallerSutton, in the initial financing round under the Bridge Financing.  The Convertible Promissory Notes issued in the Bridge Financing were to be due and payable on June 10, 2002, and their repayment is secured by a first priority lien on all of the Company’s assets.  As a result of the Company's default thereunder such notes are currently due and payable.  The agreements for the Bridge Financing specified that the withdrawal of the investment banker from the Convertible Note Financing would be an event of default under the Bridge Financing.

In early January 2002, the Company was notified that the investment banker was withdrawing from the Convertible Note Financing. As a result of the default, the Bridge Financing provided for additional warrants (the “Default Warrants”) to be issued to the bridge investors. The Default Warrants vested immediately, and are exercisable for $0.025 per share of Common Stock.  They were issued among all of the investors in the Bridge Financing in an aggregate amount that would, upon exercise thereof, provide the investors in the Bridge Financing with 50% ownership of the Company’s outstanding Common Stock (including, for purposes of the calculation, all derivative securities convertible into Common Stock at or below 120% of the market price) as of February 1, 2002.

In February 2002, WallerSutton exercised 1,338,482 Default Warrants on a net issue basis for 1,332,503 shares of the Company’s Common Stock, effecting a change in control. After giving effect to the exercise of those Default Warrants, the Company had approximately 2,376,289 shares of Common Stock and 7,468,661 shares of Series A Convertible Preferred Stock outstanding. WallerSutton presently owns 1,332,503 shares or 56% of the outstanding Common Stock and 5,597,016 shares or 75% of the outstanding Series A Convertible Preferred Stock.  In addition to the Common Stock and Series A Convertible Preferred Stock, WallerSutton purchased in the Bridge Financing: (i) $2,663,858 in Convertible Promissory Notes, which are convertible automatically upon the Company’s next qualified financing which raises $6.6 million, of which $878,858 are also convertible at the holder’s election at maturity into the Company’s Common

Stock at the lesser of $5.00 per share or 75% of the 10 day trailing average closing bid price; and (ii) 179,476 Bridge Warrants to purchase Common Stock at exercise prices ranging from $4.625 to $5.00 per share.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the period ended March 31, 2002, the Company secured stockholder approval to certain transactions pursuant to Section 228 of the Delaware General Corporation Law by a written consent resolution (the “Consent Resolution”) signed by the owners of approximately fifty seven percent (57%) of the Company’s outstanding voting power.  The specific transactions approved by the Consent Resolution were:

(1) an amendment to the Company’s Certificate of Incorporation to authorize 1,000,000 shares of  “blank check” Preferred Stock;

(2) an amendment to the Company’s Certificate of Incorporation to effect a reverse split of the Company’s issued and outstanding Common Stock (the “Reverse Split”), in which each share of the Company’s Common Stock which is issued and outstanding   on March 15, 2002  (the   “Existing   Common   Stock”) will automatically be converted into a number of new shares of Common Stock equal to 1 divided by 25; and

(3) the formation of a subsidiary corporation, and the authorization to transfer all of the Company’s operating assets and certain of  its liabilities to the new subsidiary.

A Certificate of Amendment to the Company’s Certificate of Incorporation effecting items (1) and (2) above was filed with the Delaware Secretary of State on March 15, 2002.  The Company formed Wave Three Software, Inc., a Delaware corporation, as a potential operating subsidiary on April 2, 2002.  The Company transferred substantially all of its assets to Wave Three Software, Inc. on May 14, 2002.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

(a) Exhibits

Number	Description	Method of Filing
2.1	Assignment and Assumption Agreement dated May 14, 2002,between the Company and Wave Three.	Filed herewith.

2.2	Agreement dated as of May 14, 2002, between the Company and Wave Three with respect to a covenant to effect a “going private” transaction.	Filed herewith

2.3	Preliminary Information Statement relating to a planned 1-for-1,000 reverse split of the Company’s outstanding Common Stock	Incorporated by reference(1)

2.4	Schedule 13E-3 Transaction Statement	Incorporation by reference(2)

4.1	Amendment of Convertible Promissory Notes dated May 14, 2002 between the Company and the holders of the Convertible Promissory Notes concerning conversion into Wave Three Preferred Stock.	Filed herewith

(1)             Incorporated by reference to the Company’s preliminary Information Statement filed with the SEC on May 15, 2002.

(2)             Incorporated by reference to the Company’s Schedule 13E-3 Transaction Statement filed with the SEC on May 15, 2002.

(b) Reports on Form 8-K.

On January 15, 2002, the Company filed a report on Form 8-K for the period ended March 31, 2002 to announce the withdrawal of the investment banker from the Convertible Note Financing.

On January 24, 2002, the Company filed a report on Form 8-K to announce a restructuring of its work force to reduce expenses, and additional borrowing under the terms of the Bridge Financing.

On February 7, 2002, the Company filed a report on Form 8-K to announce WallerSutton’s exercise of Default Warrants issued in connection with the Bridge Financing, and the resulting change in control of the Company’s Common Stock.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: May 14, 2002	TERAGLOBAL COMMUNICATIONS CORP.

By: /S/ JAMES A MERCER III
James A Mercer III, Chief Financial Officer

By: /S/ ROBERT RANDALL
Robert Randall, President