Form 10QSB
period 2002-06-30
TERAGLOBAL COMMUNICATIONS CORP
filed 2002-08-14
CIK 1071876

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2002.

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

☒ Yes  ☐   No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of June 30, 2002, 2,376,765 shares of the issuer’s common stock were issued and outstanding.

Transitional Small Business Disclosure Format (Check One): ☐ Yes  ☒ No

TERAGLOBAL COMMUNICATIONS CORP. AND SUBSIDIARIES

Form 10-QSB for the period ended June 30, 2002

PART I.                 FINANCIAL INFORMATION

In its Quarterly Report on Form 10-QSB for the period ended March 31, 2002, TeraGlobal announced that it had (1) entered into an assignment of all of its operating assets to Wave Three Software, Inc. and (2) filed a Schedule 13e-3 Transaction Statement with the SEC announcing its intention to reorganize in a “going private” transaction involving a reverse split of TeraGlobal’s outstanding common stock and a merger of TeraGlobal into a subsidiary of Wave Three.

As discussed below, the net effect of this transaction, if and when it is completed, is that holders of less than 1,000 shares of TeraGlobal’s common stock will receive $0.29 in cash for each share of common stock they hold before the split.  Stockholders that own more than 1,000 shares of common stock before the split will receive new common stock, which will be converted into shares of Wave Three common stock in the merger.  Wave Three’s common stock is not publicly traded and no market is expected to develop for it in the foreseeable future.  As a result, stockholders who retain an equity interest in Wave Three must be prepared to hold an illiquid investment for an indefinite period of time.

At June 30, 2002, TeraGlobal had completed the assignment of assets to Wave Three, but had not completed the reverse split or the merger.  The resulting financial statements for the period ended June 30, 2002 differ materially from TeraGlobal’s financial statements for prior periods.  They also differ materially from what the financial statements of Wave Three will be following completion of the reverse split and the merger.  The following discussion summarizes the background of the transactions and their impact on TeraGlobal’s current financial statements.

The assignment of assets and going private transactions arose out of TeraGlobal’s need to secure additional capital to fund operations.  Since late 2001 TeraGlobal has reported that it would need to secure additional capital in order to continue operations as a going concern.  Its Annual Report on Form 10-KSB for the year ended December 31, 2001 contained an opinion of its independent auditors expressing substantial doubt as to TeraGlobal’s ability to continue as a going concern.  Beginning in late 2001 TeraGlobal sought to obtain financing that would allow it to continue its operations.  Despite substantial efforts, it was not able to secure long term financing through the sale of its own securities.

While TeraGlobal sought long term financing from December 2001 through May 2002, it funded its operations by borrowing $2.8 million under short-term secured convertible promissory notes.  The convertible promissory notes, issued primarily to WallerSutton 2000, L.P., were secured by a first lien on all of TeraGlobal’s assets.  These notes had originally gone into default on January 12, 2002.  That default had been waived, but the waiver expired as of March 1, 2002.  Accordingly, WallerSutton 2000, L.P. and the other holders of these notes had the right, from and after March 1, 2002, to foreclose on TeraGlobal’s assets and force its liquidation.  In a foreclosure and liquidation proceeding, WallerSutton 2000, L.P. would have the right to demand that TeraGlobal’s assets be sold to pay off the convertible promissory notes.  Holders of TeraGlobal’s common stock would only receive payment on their common stock after the proceeds from the sale of the assets were applied to pay (a) $3.1 million of convertible promissory notes (including accrued and unpaid interest), (b) $0.9 million of accounts payable and other liabilities, and (c) $4.2 million of liquidation preference and accrued but unpaid dividends on TeraGlobal’s series A preferred stock.

In April 2002, TeraGlobal secured a term sheet for investment in Wave Three from WallerSutton 2000, L.P.  The term sheet contemplated an investment of approximately $1.5 million of new capital into Wave Three, if TeraGlobal proceeded with the assignment of assets and liabilities to Wave Three.  TeraGlobal simultaneously sought investment proposals from twelve potential investors that had indicated a willingness to review an investment opportunity in a privately held entity that owned TeraGlobal’s technology.  None of those potential investors was willing to make a separate investment proposal, although one party did agree to join with WallerSutton 2000, L.P. and participate in its investment proposal.  This financing transaction is not expected to fill all of Wave Three’s capital requirements.  However, it has enabled Wave Three to continue the business operations of TeraGlobal and TeraGlobal believes, based on its size and current state of business development, that a privately held entity will be more attractive to the venture capital markets and more likely to secure any additional funding it requires.  After reviewing available alternatives, the board of directors determined that the assignment of assets and going-private transaction was the best available alternative to provide liquidity to some of TeraGlobal’s investors, and to preserve the opportunity for a going concern value for others.

On May 14, 2002, TeraGlobal assigned all of its operating assets to Wave Three Software, Inc. in exchange for shares of Wave Three class B common stock and Wave Three’s agreement to assume certain of TeraGlobal’s liabilities.  At the same time, WallerSutton 2000, L.P. agreed to cause the convertible promissory notes to be assigned to Wave Three and the principal and accrued interest under those convertible promissory notes to be converted into shares of Wave Three’s series A preferred stock.  The transfer of the convertible promissory notes and their conversion to preferred stock removed the immediate threat of foreclosure on its assets and of a liquidation of TeraGlobal.  WallerSutton 2000, L.P. and another investor also purchased shares of Wave Three series A preferred stock and warrants to purchase common stock in a private placement transaction.

TeraGlobal’s directors and stockholders have approved the reverse split, and TeraGlobal has filed a preliminary information statement with the SEC describing the transaction.  Once the SEC completes its review of the information statement, it will be mailed to stockholders.  The reverse split is expected to take place approximately 20 days following the mailing of the final information statement to stockholders.  TeraGlobal will not issue fractional shares in connection with the reverse split.  Stockholders that hold less than 1,000 shares at the time of the split will receive cash in the amount of $0.29 per share for each share they held before the split.  Stockholders that own more than 1,000 shares at the time of the split will receive one new share of TeraGlobal common stock in exchange for each 1,000 pre-split shares.  The purpose of the reverse split is to reduce the number of holders of TeraGlobal common stock to a level where TeraGlobal can discontinue its public reporting obligations under the Securities Exchange Act of 1934, as amended.  Following the reverse split, TeraGlobal intends to merge with and into a subsidiary of Wave Three.  As a result of that merger, the TeraGlobal stockholders remaining after the reverse split will receive shares of Wave Three common stock, and TeraGlobal will become a wholly owned subsidiary of Wave Three.

Wave Three was initially formed as a wholly owned subsidiary of TeraGlobal, and following the assignment of assets, TeraGlobal’s principal asset has been the common stock of Wave Three.  However, as a result of the subsequent sale of Wave Three’s series A preferred stock and warrants, TeraGlobal’s ownership of Wave Three currently amounts to less than 20 percent of Wave Three’s total capital stock.  The current ownership structure has significant impacts on TeraGlobal’s financial statements.

First, because TeraGlobal and Wave Three are related parties, transactions between them have been recorded as inter-company transactions.  The Wave Three common stock that TeraGlobal received in connection with the formation of Wave Three and the assignment of assets is reflected on TeraGlobal’s financial statements at its par value of $0.001 per share.  If the transfer had transpired between unrelated parties, the stock would be valued at fair market value, which TeraGlobal believes is substantially higher than par value.  In addition, TeraGlobal’s balance sheet reflects an amount due to Wave Three.  This amount is generated because the book value of the liabilities that Wave Three assumed exceeded the book value of the assets it received.  While this amount is recorded as an inter-company amount due, there is no contractual obligation for TeraGlobal to pay any additional amount to Wave Three.  Upon completion of the merger the inter-company amount due would be eliminated in the consolidation with Wave Three.

Second, because TeraGlobal owns less than 20 percent of Wave Three’s capital stock at this point in time, the accounts of Wave Three have not been consolidated into the financial statements, and the inter-company accounts and transactions between TeraGlobal and Wave Three have not been eliminated.  Under generally accepted accounting principals, TeraGlobal’s statement of operations provides detail only for those operations that are continuing.  The results of operations that TeraGlobal incurred through May 14, 2002 in connection with the business that was transferred to Wave Three is recorded as a net loss from discontinued operations.  A more detailed discussion of the operating expenses that TeraGlobal incurred during the period, including the operations through May 14, 2002 has been included as supplemental disclosure in Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations.  TeraGlobal’s financial statements do not include the results of Wave Three’s operations for the period from May 14, 2002 to June 30, 2002.

This summary is not a complete discussion of the assignment of assets, the reverse split or the merger and should be read in conjunction with the more detailed information contained in this report.  Additional information concerning the assignment of assets can be found in TeraGlobal’s Quarterly Report on Form 10-QSB for the period ended March 31, 2002, which is available on the SEC’s EDGAR database at www.sec.gov.  Additional information concerning the proposed reverse split and the merger can be found in TeraGlobal’s preliminary information statement on Schedule 14C and going private Transaction Statement on Schedule 13e-3, each of which are also available on the SEC’s EDGAR database at www.sec.gov.

Item 1.    Financial Statements

TERAGLOBAL COMMUNICATIONS CORP.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

June 30, 2002 (unaudited) and December 31, 2001

ASSETS

	June 30, 2002	December 31, 2001
	(Unaudited)

Current assets
Cash and cash equivalents	$—	$133,175
Accounts receivable	—	30,925
Notes receivable - related parties	—	236,095
Inventory	—	—
Prepaid expenses and other current assets	44,439	137,997

Total current assets	44,439	538,192

Furniture and equipment, net	—	845,090

Other assets
Deposits	—	537,011
Investment in Wave Three	75	—

Total assets	$44,514	$1,920,293

LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30, 2002	December 31, 2001
	(Unaudited)
Current liabilities
Accounts payable	$128,571	$570,843
Short-term loans	—	62,790
Accrued expenses	202,814	195,903
Accrued severance pay	—	58,502
Accrued interest on convertible promissory note	—	6,473
Accrued vacation	—	118,779
Convertible promissory note	—	216,193
Deposit on sales	—	1,062
Total Current Liabilities	331,385	1,230,545

Long term liabilities

Net deficit in cost method investee	2,265,779	—

Total Liabilities	2,597,164	1,230,545

Series A Convertible Preferred Stock

$ 0.001 par value, 13,000,000 shares authorized 7,468,661 shares issued and outstanding (dividends of $411,148 in arrears)	3,191,956	3,021,154

Stockholders’ Deficit

Common stock, $0.001 par value 200,000,000 shares authorized 2,376,765 shares issued and outstanding at June 30, 2002 1,076,279 shares issued and outstanding at December 31, 2001	2,377	1,077
Additional paid-in capital	42,023,189	41,857,059
Cumulative foreign currency translation adjustment	—	47,802
Accumulated deficit	(47,770,172)	(44,237,344)

Total stockholders’ deficit	(5,744,606)	(2,331,406)

Total liabilities and stockholders’ deficit	$44,514	$1,920,293

TERAGLOBAL COMMUNICATIONS CORP.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months and six months ending June 30, 2002 and 2001 (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net Sales	$—	$—	$—	$—

Cost of sales	—	—	—	—

Gross profit (loss)	—	—	—	—

Operating expenses
General and administrative	5,829	70,333	43,785	162,864
Sales and marketing	—	—	—	—
Research and development	—	—	—	—
Total operating expenses	5,829	70,333	43,785	162,864

Loss from operations	(5,829)	(70,333)	(43,785)	(162,864)

Other income (expenses)
Interest income	—	—	—	—
Interest expense	(85,401)	(392,679)	(170,940)	(392,679)
Other income (loss)	—	—	—	—

Total other income (expense)	(85,401)	(392,679)	(170,940)	(392,679)

Net loss from continuing operations	(91,230)	(463,012)	(214,725)	(555,543)

Net loss from discontinued operations, net of estimated income tax expense of $0, $0, $0, and $0.	(731,139)	(1,661,814)	(3,365,505)	(3,671,119)

Net loss	$(822,369)	$(2,124,826)	$(3,580,230)	$(4,226,662)

Basic and fully diluted loss per Common share
Continuing operations	$(0.04)	$(0.43)	$(0.10)	$(0.57)
Discontinued operations	(0.31)	(1.54)	(1.59)	(3.77)
Net loss	$(0.35)	$(1.97)	$(1.69)	$(4.34)

Weighted-average common shares outstanding	2,376,765	1,076,253	2,117,700	974,779

TERAGLOBAL COMMUNICATIONS CORP.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months ended June 30, 2002 and 2001 (Unaudited)

	Six months ended June 30,
	2002	2001
Cash flows from operating activities
Net loss from continuing operations	$(214,725)	$(555,543)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities
Interest charges on fixed conversion features	170,940	392,679
Increase (decrease) in accrued expenses	26,553	53,240
Net cash provided by (used in) continuing operating activities	(17,232)	(109,624)
Net cash provided by (used in) discontinued operating activities	(2,139,954)	(2,383,078)
Net cash provided by (used in) operating activities	(2,157,186)	(2,492,702)

Cash flows from investing activities
Other assets	159,225	113,000
Proceeds from sale of furniture and equipment	104,595
Purchase of furniture and equipment	(23,497)	(12,798)
Cash and cash equivalents transferred to Wave Three	(84,212)	—
Net cash provided by (used in) investing activities	51,516	204,797

Cash flows from financing activities
Proceeds (payments) on short term loans	(62,790)	(769)
Proceeds from issuance of common stock, net of fees	—	1,501,000
Proceeds from issuance of preferred stock, net of fees	—	2,375,000
Proceeds from issuance of convertible promissory notes	2,035,285	1,500,000
Proceeds from exercise of stock options	—	392
Net cash provided by (used in) financing activities	1,972,495	5,375,623

Cumulative translation adjustment	—	25,352

Net increase (decrease) in cash and cash equivalents	(133,175)	3,113,070

Cash and cash equivalents, beginning of period	133,175	467,383

Cash and cash equivalents, end of period	$0	$3,580,453

Supplemental disclosure of cash flow information
Interest paid	$0	$4,543
Income taxes paid	$0	$1,600

TERAGLOBAL COMMUNICATIONS CORP.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended June 30, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in TeraGlobal’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

Principles of Consolidation

The consolidated financial statements include the accounts of TeraGlobal Communications Corp. and its wholly owned subsidiary TGC Acquisition, Inc.  All inter-company accounts and transactions have been eliminated.

Stock Split

On March 15, 2002, TeraGlobal effected a one-for-25 reverse split of its common stock.  All share and per share data have been retroactively restated to reflect this reverse stock split.

NOTE 2 — ASSIGNMENT OF ASSETS AND GOING PRIVATE TRANSACTION

Assignment of Assets

Effective May 14, 2002, TeraGlobal assigned substantially all of its operating assets and certain of its liablities to Wave Three Software, Inc., a subsidiary corporation, in exchange for Common Stock of that corporation and the assumption of certain liabilities.  TeraGlobal assigned to Wave Three substantially all of its operating assets, including cash, accounts receivable, furniture and equipment and certain deposits, as well as its intellectual property.  In exchange for those assets, Wave Three issued TeraGlobal shares of its class B common stock and agreed to assume certain of TeraGlobal’s liabilities.  Those liabilities included primarily the obligations under the senior secured convertible notes, certain lease obligations, certain accounts payable and accrued expenses for employee vacation.  WallerSutton 2000, L.P., is the principal shareholder of TeraGlobal and owned 96% of the senior secured notes.

NOTE 2-ASSIGNMENT OF ASSETS AND GOING PRIVATE TRANSACTION (continued)

Concurrently with the assignment of assets, Wave Three sold shares of its series A preferred stock and warrants to purchase common stock to WallerSutton 2000, L.P. and another investor, Lawrence Lacerte, in a private placement transaction.  It also agreed to convert the senior secured convertible notes into series A preferred stock and warrants.  As a result of the sale of Wave Three’s series A preferred stock and warrants, TeraGlobal’s ownership of Wave Three amounts to less than 20 percent.

Accordingly, the accounts of Wave Three have not been consolidated into the financial statements.  Since WallerSutton 2000, L.P. controls both TeraGlobal and Wave Three, transactions between them have been treated as inter-company transactions.  Inter-company accounts and transactions have not been eliminated in the financial statements.

The results of operations for the three and six month periods ended June 30, 2002 reflect TeraGlobal’s operations through the date of assignment of assets to Wave Three on May 14, 2002 as a net loss from discontinued operations.

Going Private Transaction

Also on May 14, 2002, TeraGlobal announced plans to effect a 1-for-1000 reverse split of its outstanding common stock as part of a going private transaction.  TeraGlobal will not issue fractional shares in connection with the reverse split.  The purpose of the reverse split is to reduce the number of holders of TeraGlobal common stock to a level where TeraGlobal can discontinue its public reporting obligations under the Securities Exchange Act of 1934, as amended.

Following the reverse split, TeraGlobal intends to merge with and into a subsidiary of Wave Three.  WallerSutton 2000, L.P., controls the voting power of each class of TeraGlobal’s outstanding capital stock and will continue to do so after the reverse split.  WallerSutton 2000, L.P., plans to approve the merger with the effect that the TeraGlobal stockholders remaining after the reverse split will receive shares of Wave Three common stock, and TeraGlobal will become a wholly owned subsidiary of Wave Three.  The financial statements do not reflect the impact of the proposed reverse split or the merger.

NOTE 3 - OTHER ASSETS

During the year ended December 31, 1999, TeraGlobal entered into a standby letter of credit agreement with a bank for $500,000, which bears interest at the prime rate (4.75% at December 31, 2001) and matures in June 2004. This deposit is used as collateral for the lease of the office space at TeraGlobal’s headquarters in San Diego, California.  A portion of this deposit is released during each year of the term of the lease.  The Company reduced the letter of credit by $113,603 during the three months ended March 31, 2002.  The balance held under this standby letter of credit agreement at June

30, 2002 amounted to $273,397.  The letter of credit agreement was transferred to Wave Three in connection with Wave Three’s assumption of the lease obligations for the headquarters in San Diego.

During the year ended December 31, 2000, TeraGlobal placed $180,000 into a long-term certificate of deposit, which bears interest at the prime rate.  The certificate of deposit was used as collateral for TeraGlobal’s corporate credit card program.  During the year ended December 31, 2001, $33,912 of this balance held was released.  During the three months ended March 31, 2002 an additional $46,479 was released.  Amounts held under this certificate of deposit at June 30, 2002 amounted to $101,001.  The certificate of deposit was transferred to Wave Three in connection with Wave Three’s assumption of certain of TeraGlobal’s liabilities.

NOTE 4 - CONVERTIBLE PROMISSORY NOTES

On January 22, 2002, TeraGlobal received $250,286 in exchange for two secured convertible promissory notes and warrants.  During the period ended March 31, 2002, TeraGlobal received an additional $1,465,000 in exchange for five secured convertible promissory notes.  During the period ended June 30, 2002, TeraGlobal received an additional $320,000 in exchange for another secured convertible promissory note.  The notes all bear interest at 20% per annum, payable at maturity, and were secured by a first lien on all of TeraGlobal’s assets. Unless converted, the notes were to mature at the earlier of June 10, 2002, the consummation of a corporate transaction, or an event of default as defined in the terms of the note agreements, with the loan to be repaid in cash.

An event of default occurred under the notes on January 6, 2002.  The default triggered the issuance of additional default warrants to the holders of the notes. The number of default warrants issued was equal to 50% of the outstanding shares of common stock on the date of the default. A total of 1,482,425 default warrants were issued. The warrants have an exercise price of $0.025 per share and expire on December 10, 2004.  A total of 1,338,482 default warrants were exercised on a net issue basis for 1,332,503 shares of common stock on March 31, 2002.

TeraGlobal allocates the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the bridge and default warrants as a debt discount was calculated at $227,430 using the Black-Scholes option-pricing model and will be recognized as interest expense over the period until the notes mature or are converted. Because of the default, the Company recognized interest expense of $534,093 and $227,430 during the three months ended March 31, 2002 related to the amortization of the debt discount related to the warrants issued with the Convertible Promissory Notes issued in December 2001 and January 2002, respectively.

In connection with the assignment of assets to Wave Three, all of the outstanding secured convertible promissory notes were converted into shares of Wave Three series A preferred stock and warrants.

NOTE 5 — COMMITMENTS AND CONTINGENCIES

Litigation

The Company was among the defendants in the class action civil litigation Norinne Lam & Clifton Kees et al. v. Video Stream International, Inc. et al.  That litigation arose out of a securities offering conducted by Grey Venture Capital, Inc. on behalf of TeraGlobal’s TechnoVision Communications, Inc. subsidiary prior to its acquisition by TeraGlobal.  The suit was brought against Grey Venture Capital, Inc., TechnoVision Communications, TeraGlobal and certain officers and directors of each.  The Company voluntarily settled all civil claims in connection with the litigation in August 2000, and that lawsuit was dismissed.  In addition, TeraGlobal sued Grey Venture Capital, Inc. and received a negotiated settlement in connection with that litigation.  For additional information concerning the litigation, see TeraGlobal’s annual reports on Form 10-KSB for the years ended December 31, 2000 and 1999.

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

NOTE 6 - SERIES A CONVERTIBLE REDEEMABLE PREFERRED STOCK

TeraGlobal recognized interest expense of $170,802 during the six months ended June 30, 2002 related to the amortization of the debt discount related to the warrants issued with TeraGlobal’s series A preferred stock in June 2001.

NOTE 7 - SHAREHOLDERS’ DEFICIT

Common Stock

On February 5, 2002, WallerSutton 2000, L.P. exercised its default warrants issued in connection with the convertible promissory note financing on a cashless basis in exchange for 1,332,503 shares of common stock.  After the exercise of the warrants, WallerSutton owned 56% of the outstanding common stock and 75% of TeraGlobal’s series A convertible preferred stock outstanding.

Preferred Stock

On March 15, 2002, in conjunction with the 1-for-25 reverse stock split, the Board of Directors authorized 1,000,000 shares of $0.001 par value, “blank check” preferred stock.

NOTE 7 - SHAREHOLDERS’ DEFICIT (Continued)

Stock Options

During the six months ended June 30, 2002, TeraGlobal did not grant employees any options under its 1997 or 1999 Stock Option Plan. However, a number of options were forfeited under the plans, based upon termination of employment.

The following schedule summarizes the stock options transactions:

	Stock Options Outstanding	Weighted Average Exercise Price

Outstanding, December 31, 2001	136,010	$76.25

Granted	—	$—
Forfeited	38,088	$89.50
Exercised	—	$—

Outstanding, June 30, 2002	97,922	$63.00

Exercisable, June 30, 2002	48,768

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

With the exception of historical matters, the matters discussed in this Quarterly Report are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements concerning the anticipated timing and effect of the reverse split and the merger.  TeraGlobal’s actual results could differ materially from the results discussed in such forward-looking statements. The following discussion of TeraGlobal’s financial condition and results of operations should be read in conjunction with TeraGlobal’s financial statements and the related notes thereto appearing elsewhere in this Report.

Overview

TeraGlobal began fiscal 2002 as a developer of real-time collaboration software for standard computer networks, with two primary goals: (i) release the initial version of Session™ collaboration software for the Windows 2000 and Windows XP operating systems, and (ii) secure approximately $6 million to finance operations during the year.  While it was successful in releasing it Session™ software, securing additional capital proved more difficult.

TeraGlobal began soliciting capital sources for investment in the third quarter of 2001, contacting investment bankers, venture capital funds and other accredited investors.  However, the amount of capital being invested in the technology and communications markets had declined significantly from prior years.  TeraGlobal found that few investment banking firms were interested in raising capital for communications software companies.  TeraGlobal entered into a letter of intent with Spencer Trask Ventures, Inc., an investment banker, in October 2001 for a $6.6 to $9.9 million “best efforts” financing to take place in the first quarter of 2002.

On December 10, 2001 TeraGlobal entered into a Convertible Promissory Note and Warrant Purchase Agreement providing for the sale and issuance of senior convertible promissory notes and warrants.  WallerSutton 2000, L.P., the holder of 75% of TeraGlobal’s outstanding series A preferred stock, was the principal investor in the convertible promissory note financing.  During the fourth quarter of 2001 and the first half of 2002, TeraGlobal received an aggregate of $2,785,286 in net proceeds from the sale and issuance of such senior convertible promissory notes and warrants under that agreement.  The proceeds from the sale of those notes and warrants enabled TeraGlobal to continue to fund its operations during that period.  TeraGlobal’s obligation to repay the senior convertible promissory notes was secured by a first priority security interest on all of TeraGlobal’s assets.

In January 2002, Spencer Trask Ventures withdrew from the $6.6 to $9.9 million “best efforts” financing.   Shortly thereafter TeraGlobal defaulted under the Convertible Promissory Note and Warrant Purchase Agreement, causing certain default warrants issued under the agreement to become exercisable.  WallerSutton 2000, L.P. exercised its default warrants on February 5, 2002 and as a result became the beneficial owner of 56% of TeraGlobal’s common stock, excluding any common stock issuable to WallerSutton 2000, L.P. in connection with its conversion rights in TeraGlobal’s series A  preferred stock.

Following the withdrawal of Spencer Trask Ventures and the default under the convertible promissory notes, the board of directors recognized that TeraGlobal needed to explore all available alternatives for raising additional capital and avoiding foreclosure on the convertible promissory notes.  It took several actions designed to give it the flexibility to offer securities that would appeal to different types of prospective investors.  Each of these activities was aimed at increasing TeraGlobal’s options for, and the likelihood of, a future financing.  TeraGlobal’s board of directors and stockholders approved: (1) an amendment to TeraGlobal’s certificate of incorporation to (a) authorize 1,000,000 shares of “blank check” preferred stock; and (b) effect a 1-for-25 reverse split of TeraGlobal’s issued and outstanding common stock; and (2) the formation of Wave Three Software, Inc. as a subsidiary corporation, and the authorization to transfer all of TeraGlobal’s operating assets and certain of its liabilities to Wave Three.

The authorization of the “blank-check” preferred stock was intended to provide TeraGlobal with the flexibility to issue securities with unique rights, privileges and preferences.  Accordingly, TeraGlobal would be able to match an investor’s unique needs or investment profile.  TeraGlobal specifically hoped to attract investment from venture capitalists or other investors that invest in early stage companies and typically purchase preferred stock.

TeraGlobal authorized the 1-for-25 reverse split of its common stock to increase the per share price of its common stock and reduce the number of shares outstanding.  An increased per share price was intended to make common stock more attractive as an investment vehicle for an investment banker or a strategic alliance partner.  Prior to the 1-for-25 reverse split, TeraGlobal’s stock traded at $.01 to $.02 per share with approximately 70 million shares outstanding.  The board of directors believed that a significant number of potential investors would not invest in a stock that traded at only $.01 or $.02 per share.  In addition, TeraGlobal’s amended certificate of incorporation authorizes the issuance of 200 million shares of common stock.  At a price of $.01 per share, selling the remaining 130 million authorized shares would have raised only $1.3 million.  Accordingly, the board of directors determined that the 1-for-25 reverse split was necessary to make the sale of the common stock a viable alternative for securing TeraGlobal’s capital requirements.  The authorization of the blank check preferred stock and the 1-for-25 reverse stock split of the common stock was effected on March 15, 2002.

TeraGlobal also authorized the transfer of its assets to Wave Three, a newly-organized wholly-owned subsidiary, as an alternative strategy for obtaining new financing, in the event that it was unable to attract an investor for its preferred stock or common stock.  Based on management’s discussions with a number of investment bankers and venture capitalists during the period from September 2001 through March 2002, TeraGlobal found that investors in early stage companies more frequently invest in privately held enterprises.  TeraGlobal caused Wave Three to be formed, as a potential operating subsidiary, on April 2, 2002, although no assets were transferred to it at that time and the board of directors continued to explore other financing alternatives.  Shortly thereafter, the board of directors formed a special committee to evaluate and decide upon a course of action that represented the best alternative for TeraGlobal and all of its stockholders.

In connection with its efforts to secure financing, TeraGlobal approached dozens of investment bankers, venture capitalists and early stage investors.  Despite these efforts it was unable to secure any commitment for additional capital.  The majority of those entities declined the investment opportunity for the stated reason that (a) they were not making new investments, (b) they did not like the industry, (c) TeraGlobal was in too early a stage of development, or (d) they had already invested in a potential competitor.  A smaller number of investors indicated that they were not interested because they or their investment fund did not invest in publicly traded entities.  Management informed this group of potential investors that one of its financing alternatives would be to transfer TeraGlobal’s assets to a privately held entity.  Approximately 10 to 12 unaffiliated investors orally indicated a willingness to review the opportunity to invest in TeraGlobal’s technology if it was owned by a privately held entity.  However, they stated they wanted to see that an operating subsidiary had been formed and capitalized before they would initiate a more complete review of the opportunity.

In April 2002, TeraGlobal secured a term sheet for investment in Wave Three from WallerSutton 2000, L.P.  The term sheet contemplated an investment of approximately $1.5 million of new capital into Wave Three, if TeraGlobal proceeded with the assignment of assets and liabilities to Wave Three.  TeraGlobal simultaneously sought investment proposals from twelve potential investors that had indicated a willingness to review an investment opportunity in a privately held entity that owned TeraGlobal’s technology.  None of those potential investors was willing to make a separate investment proposal, although one party did agree to join with WallerSutton 2000, L.P. and participate in its investment proposal.

Effective May 14, 2002, TeraGlobal assigned substantially all of its assets and liabilities to Wave Three, in exchange for the assumption of certain liabilities and 75,000 shares of Wave Three’s Series B Common Stock. In addition, the holders of the $2.8 million of convertible promissory notes agreed to the assignment of those convertible promissory notes to Wave Three and to convert the principal and accrued interest under those convertible promissory notes into shares of Wave Three series A preferred stock.

This financing transaction and the related transfer of assets to Wave Three occurred on May 14, 2002.  This financing is not expected to fill all of Wave Three’s capital requirements.  However, it has enabled Wave Three to continue the business operations of TeraGlobal and TeraGlobal believes, based on its size and current state of business development, that a privately held entity will be more attractive to the venture capital markets and more likely to secure any additional funding it requires.

Immediately following the assignment of assets TeraGlobal filed a Schedule 13e-3 Transaction Statement with the SEC, announcing its intention to reorganize in a “going private” transaction. The first step of the going private transaction is a 1-for-1000 reverse split of its outstanding common stock.  TeraGlobal will not issue fractional shares in connection with the reverse split.  Instead, TeraGlobal will pay fractional stockholders a pro rata portion of $290 per share ($0.29 per share on a pre-split basis) in cash. The reverse split is being effected with the specific intent to reduce the number of stockholders of TeraGlobal’s common stock to a level where TeraGlobal is no longer obligated to file public reports under the Securities Act of 1934, as amended. A preliminary information statement describing the reverse split was filed with the SEC on May 14, 2002.  Following review, TeraGlobal intends to file a final information statement with the SEC and mail the information statement to stockholders.  The reverse split will be effected approximately 20 days after the final information statement is mailed to stockholders.

Following the reverse split, TeraGlobal intends to merge with and into a subsidiary of Wave Three.  WallerSutton 2000, L.P., controls the voting power of each class of TeraGlobal’s outstanding capital stock and will continue to do so after the reverse split.  WallerSutton 2000, L.P., plans to approve the merger with the effect that the TeraGlobal shareholders remaining after the reverse split will receive shares of Wave Three common stock, and TeraGlobal will become a wholly owned subsidiary of Wave Three.

The assignment of assets and the going private transaction will enable TeraGlobal to avoid foreclosure, liquidation and/or bankruptcy.  Management and the board of directors believes that it is the best available alternative to provide liquidity for some investors and preserve going concern value for others.  The going private transaction will also allow TeraGlobal to save money being spent because of its status as a reporting company, which TeraGlobal believes provides a limited benefit to a small company like TeraGlobal.  Continuing as a public company would provide certain benefits, namely a public market for sale and exchange of shares, stockholder liquidity, and readily accessible financial, business and management information about TeraGlobal.  The reason for terminating these benefits is that they are expensive and of limited effect for small, public companies like TeraGlobal.  Over the past several months, very little trading has taken place in TeraGlobal’s securities, affording stockholders little liquidity for their shares.  TeraGlobal’s market capitalization is so small that it does not attract substantial investment activity.  Its persistent losses and going-concern qualifications make it unattractive to public markets.  TeraGlobal has no analyst coverage and no institutional ownership.  Consequently, the benefits that generally accompany status as a publicly traded company provide little practical benefit to TeraGlobal.  As a result, the board of directors has determined that costs of remaining a publicly traded entity outweigh the benefits for a company in TeraGlobal’s stage of development.

Additional information concerning the proposed reverse split and the merger can be found in TeraGlobal’s preliminary information statement on Schedule 14C and going private Transaction Statement on Schedule 13e-3, each of which are available on the SEC’s EDGAR database at www.sec.gov.

Results of Operations

Effective May 14, 2002 TeraGlobal transferred substantially all of its operations to Wave Three.  Under generally accepted accounting principles, TeraGlobal’s consolidated statement of operations included in the financial statements with this report reflects detailed information only for ongoing operations. It includes a single line entry for “Net loss from discontinued operations” to reflect the results of TeraGlobal’s operations from the business that was transferred to Wave Three.

In order to provide more meaningful disclosure, the table and discussion below provides a detailed analysis of TeraGlobal’s results of operations, both continuing and discontinued, for the three and six month periods ended June 30 2002.   As a result, this discussion includes the results of operations associated with the business transferred to Wave Three through the assignment of assets on May 14, 2002.  It also includes expenses incurred by TeraGlobal following the assignment of assets.   Following the assignment of assets, TeraGlobal incurred general and administrative expenses associated with maintaining its public reporting obligations and its obligations under certain leases that were not assumed by Wave Three.  In addition, TeraGlobal incurred additional non-cash interest expenses associated with its outstanding series A preferred stock.  This discussion does not include Wave Three’s results of operations following its receipt of the assets and its assumption of TeraGlobal’s business for the period from May 14, 2002 to June 30, 2002.

	Results of Operations for the three month period ended June 30,		Results of Operations for the six month period ended June 30,
	2002	2001	2002	2001
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net Sales	$66,815	$251,448	$154,899	$426,301

Cost of sales	1,479	43,441	27,254	160,236

Gross profit (loss)	65,336	208,007	127,645	266,065

Operating expenses
General and administrative	458,188	1,478,879	1,715,761	2,905,121
Sales and marketing	55,198	175,970	328,454	482,014
Research and development	237,384	371,177	754,737	808,799
Total operating expenses	750,770	2,026,026	2,798,952	4,195,934

Loss from operations	(685,434)	(1,818,019)	(2,671,307)	(3,929,869)

Other income (expenses)
Interest income	926	24,718	39,028	39,703
Interest expense	(145,258)	(397,512)	(1,053,509)	(404,585)
Other income (loss)	7,397	65,987	105,558	68,089

Total other income (expense)	(136,935)	(306,807)	(908,923)	296,793

Net loss available to common Shareholders	$(822,369)	$(2,124,826)	$(3,580,230)	$(4,226,662)

Basic and fully diluted loss per Common share	$(0.35)	$(1.97)	$(1.69)	$(4.34)

Weighted-average common shares outstanding	2,376,765	1,076,253	2,117,700	974,779

Three and six month periods ended June 30, 2002 and 2001.

Sales.  Sales for the three months ended June 30, 2002, were $66,815 compared to $251,448 in the three months ended June 30, 2001, a decrease of $184,633 or 73 percent.  Sales for the six months ended June 30, 2002, were $154,899 compared to $426,301 in the six months ended June 30, 2001, a decrease of $271,402 or 63 percent.  Sales for the period ended June 30, 2002 included $40,000 for contract development services and $19,000 for the resale of third party hardware.  The balance of sales related primarily to the sale of licenses for Session™ and TeraMedia® software.  TeraGlobal stopped generating sales in that period following the transfer of its operating assets to Wave Three effective May 14, 2002.  Sales for the six month period ended June 30, 2001 related primarily to the sale of licenses for TeraMedia® software.

Cost of Sales. Cost of sales for the three month period ended June 30, 2002, was $1,479, with a resulting gross profit margin of 98 percent. Cost of sales for the three month period ended June 30, 2001, was $43,441, with a resulting gross profit margin of 83 percent. Cost of sales for the six month period ended June 30, 2002, was $27,254, with a resulting gross profit margin of 83 percent. Cost of sales for the six month period ended June 30, 2001, was $160,236, with a resulting gross profit margin of 62 percent.  Cost of sales in each period consisted primarily of the cost of equipment such as computers, cameras and microphones that were resold to customers in connection with their purchase of Session™ or TeraMedia® software.

General and Administrative. General and administrative expenses were $458,188 for the three months ended June 30, 2002, compared to $1,478,879 for the three months ended June 30, 2001, a decrease of $1,020,691, or 69 percent. General and administrative expenses were $1,715,761 for the six months ended June 30, 2002, compared to $2,905,921 for the six months ended June 30, 2001, a decrease of $1,190,160, or 40 percent.  Since the beginning of 2002, TeraGlobal had taken aggressive steps to reduce general and administrative expenses to their lowest practical levels.  In addition, a substantial portion of the reduced general and administrative expenses is the result of the transfer of TeraGlobal’s operations to Wave Three effective May 14, 2002.

Research and Development. Research and Development expenses were $237,384 for the three months ended June 30, 2002, compared to $371,177 for the three months ended June 30, 2001, a decrease of $133,793, or 36 percent. Research and Development expenses were $754,787 for the six months ended June 30, 2002, compared to $808,799 for the six months ended June 30, 2001, a decrease of $54,012, or 7 percent.  Substantially all of the research and development expenses for the period ended June 30, 2002 related to payroll for software engineers.  The reduced expenses for research and development resulted from the elimination of all research and development payroll following May 14, 2002.

Selling. Sales and marketing expenditures were $55,198 in the three months ended June 30, 2002, compared to $175,970 in the three months ended June 30, 2001, a decrease of $120,772, or 69 percent.  Sales and marketing expenditures were $328,454 in the six months ended June 30, 2002, compared to $482,014 in the six months ended June 30, 2001, a decrease of $153,560 or 32 percent.  Selling and marketing expenses for the period ended June 30, 2002 consisted primarily of salaries for sales and marketing employees through May 14, 2002.

Interest Expense.  Interest expense was $145,258 for the three month period ended June 30, 2002, compared to $397,512 for the three month period ended June 30, 2001, a decrease of 252,254 or 63 percent.  Interest expense was $1,053,509 for the six month period ended June 30, 2002, compared to $404,585 for the six month period ended June 30, 2001, a increase of $648,924 or 160 percent. The interest expense for 2002 was primarily attributed to imputed interest charges incurred in connection with the bridge financing, which involved the sale of convertible promissory notes and warrants.  In accordance with generally accepted accounting principals, TeraGlobal allocated a value to the conversion feature of the convertible promissory notes and the warrants.  This value is then treated as a discount from the face value of the convertible promissory note, and is recognized as an interest expense during the term of the convertible promissory note. When the default under the notes occurred in January 2002, TeraGlobal was required under generally accepted accounting principles to accelerate and recognize in full the imputed interest expense that arose from the discount.  For additional information on the calculation of the interest charges see the Notes to the Financial Statements included in this report and in TeraGlobal’s Annual Report on form 10-KSB for the year ended December 31, 2001.

Liquidity and Capital Resources

The assignment of assets and going private transactions arose out of TeraGlobal’s need to secure additional capital to fund operations.  Since late 2001 TeraGlobal has reported that it would need to secure additional capital in order to continue operations as a going concern.  Its Annual Report on form 10-KSB for the year ended December 31, 2001 contained an opinion of its independent auditors expressing substantial doubt as to TeraGlobal’s ability to continue as a going concern.  Beginning in late 2001 TeraGlobal sought to obtain financing that would allow it to continue its operations.  Despite substantial efforts, it was not able to secure additional capital through the sale of its own securities.

TeraGlobal’s assignment of assets to Wave Three included all of its operating assets and all of its working capital.  As a result, TeraGlobal had no cash or cash equivalents at June 30, 2002, and a working capital deficit of $(286,946).  TeraGlobal has no current plans to conduct further operations.

TeraGlobal’s principal tangible asset at this time is shares of Wave Three’s common stock.  TeraGlobal owns 20,000 shares of Wave Three class A common stock and 55,000 shares of Wave Three class B common stock.  There is no public market for trading shares of Wave Three common stock and no market is expected to develop.  As a result, TeraGlobal has no current liquidity.

The total amount of funds needed to purchase the fractional shares resulting from the reverse split is estimated to be $150,000.  TeraGlobal will obtain these funds through the redemption of series B common stock of Wave Three.  TeraGlobal has entered into an agreement with Wave Three pursuant to which Wave Three will redeem certain shares of its class A and class B common stock held by TeraGlobal for cash.  TeraGlobal will then use the funds to effect the reverse split and pay for related expenses.  Wave Three has obtained the funds from a private placement of its series A convertible preferred stock and common stock purchase warrants to investors, including principally WallerSutton 2000, L.P.  There are no conditions to TeraGlobal’s right to cause Wave Three to redeem the Wave Three common stock.  There are no alternative financing arrangements or plans in the event that Wave Three fails to provide the funds to TeraGlobal.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

TeraGlobal has been subject to legal proceedings in the past, and may become involved in new legal proceedings in the future.  Additional details concerning legal proceedings can be found in footnote 5 to the consolidated financial statements included in this Report.  There are no material legal proceedings pending against TeraGlobal at this time.

ITEM 2. CHANGES IN SECURITIES

None.

However, TeraGlobal has approved and announced that it intends to complete a 1-for-1,000 reverse split of its outstanding common stock.  TeraGlobal has filed a preliminary information statement with the SEC describing the proposed reverse split transaction, and the SEC is currently reviewing that disclosure.  Upon completion of the review process, TeraGlobal will file a final information statement with the SEC and will mail a copy to each shareholder of record.  The reverse split will be effected approximately 20 days following the mailing of the final information statement to stockholders.

On the effective date of the reverse split each 1,000 shares of existing common stock issued and outstanding will be automatically converted into one (1) share of new common stock.  TeraGlobal will not issue fractional shares or scrip resulting from the reverse split.  Instead, TeraGlobal will purchase all fractional shares for cash, based on a price of $290.00 for a full share of new common stock, which will be prorated based on the actual fractional percentage owned by each stockholder.  This price is equivalent to $0.29 per share of existing common stock prior to the reverse split.

While it is the board of directors’ present intention to affect the reverse split, the board of directors may, at any time prior to the effective date of the reverse split, abandon the filing of the certificate of amendment and the reverse split without further action by the stockholders.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

While TeraGlobal sought long term financing from December 2001 through May 2002, it funded its operations by borrowing $2.8 million under short-term secured convertible promissory notes.  The convertible promissory notes, issued primarily to WallerSutton 2000, L.P., were secured by a first lien on all of TeraGlobal’s assets.  These notes had originally gone into default on January 12, 2002.  That default had been waived but the waiver expired as of March 1, 2002.  Therefore, from that date on, the notes were under default and were due and payable at the time of the assignment of assets and liabilities to Wave Three.  Accordingly, WallerSutton 2000, L.P. and the other holders of these notes had the right, from and after March 1, 2002, to foreclose on TeraGlobal’s assets and force its liquidation.

In a foreclosure and liquidation proceeding, WallerSutton 2000, L.P. would have the right to demand that TeraGlobal’s assets be sold to pay off the convertible promissory notes.  Holders of TeraGlobal’s common stock would only receive payment on their common stock after the proceeds from the sale of the assets were applied to pay (a) $3.1 million of convertible promissory notes (including accrued and unpaid interest), (b) $0.9 million of accounts payable and other liabilities, and (c) $4.2 million of liquidation preference and accrued but unpaid dividends on TeraGlobal’s series A preferred stock.

In connection with the formation of Wave Three, WallerSutton 2000, L.P. agreed to cause the convertible promissory notes to be assigned to Wave Three and the principal and accrued interest under those convertible promissory notes to be converted into shares of Wave Three’s series A preferred stock.  The transfer of the convertible promissory notes and their conversion to preferred stock in connection with the May 13, 2002 financing of Wave Three removed the immediate threat of foreclosure on its assets and of a liquidation of TeraGlobal.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the period ended June 30, 2002, TeraGlobal secured stockholder approval to the 1-for-1,000 reverse split pursuant to Section 228 of the Delaware General Corporation Law by a written consent resolution signed by the holders of approximately fifty six percent (56%) of TeraGlobal’s outstanding voting power.  Following that approval, TeraGlobal prepared and filed with the SEC a preliminary information statement describing the reverse split.  The reverse split will be effected following the completion of its review by the SEC and the mailing of the final information statement to stockholders.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

(a) Exhibits

Number	Description	Method of Filing
2.1	Assignment and Assumption Agreement dated May 14, 2002,between TeraGlobal and Wave Three.	Incorporated by reference(1)
2.2	Agreement dated as of May 14, 2002, between TeraGlobal and Wave Three with respect to a covenant to effect a “going private” transaction.	Incorporated by reference(1)
2.3	Preliminary Information Statement relating to a planned 1-for-1,000 reverse split of TeraGlobal’s outstanding Common Stock	Incorporated by reference(2)
2.4	Schedule 13e-3 Transaction Statement	Incorporation by reference(3)
4.1	Amendment of Convertible Promissory Notes dated May 14, 2002 between TeraGlobal and the holders of the Convertible Promissory Notes concerning conversion into Wave Three Preferred Stock.	Incorporated by reference(1)

(1)             Incorporated by reference to TeraGlobal’s Quarterly Report on Form 10-QSB for the period ended March 31, 2002, filed with the SEC on May 14, 2002.

(2)             Incorporated by reference to TeraGlobal’s amended preliminary Information Statement filed with the SEC on June 26, 2002.

(3)             Incorporated by reference to TeraGlobal’s amended Schedule 13e-3 Transaction Statement filed with the SEC on June 26, 2002.

(b) Reports on Form 8-K.

None.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: August 14, 2002	TERAGLOBAL COMMUNICATIONS CORP.

By: /S/ JAMES A MERCER III
James A Mercer III, Chief Financial Officer

By: /S/ ROBERT RANDALL
Robert Randall, President